Form 10-K
period 2023-12-31
Bank of Marin Bancorp
filed 2024-03-14
CIK 1403475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
Yes   ☐         No  ☒

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

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

As of June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting common equity held by non-affiliates, based upon the closing price per share of the registrant's common stock as reported by the Nasdaq, was approximately $269 million. For the purpose of this response, directors and certain officers of the Registrant are considered affiliates at that date.

As of February 29, 2024, there were 16,193,342 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2024 are incorporated by reference into Part III.

TABLE OF CONTENTS

PART I		Page-4
Forward-Looking Statements		Page-4
ITEM 1.	BUSINESS	Page-4
ITEM 1A.	RISK FACTORS	Page-13
ITEM 1B.	UNRESOLVED STAFF COMMENTS	Page-22
ITEM 1C.	CYBERSECURITY	Page-22
ITEM 2.	PROPERTIES	Page-23
ITEM 3.	LEGAL PROCEEDINGS	Page-23
ITEM 4.	MINE SAFETY DISCLOSURES	Page-23
PART II		Page-24
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	Page-24
ITEM 6.	[RESERVED]	Page-25
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	Page-25
	Forward-Looking Statements	Page-25
	Critical Accounting Estimates	Page-25
RESULTS OF OPERATIONS
	Financial Highlights	Page-28
	Executive Summary	Page-29
	Net Interest Income	Page-31
	Provision for Credit Losses	Page-33
	Non-Interest Income	Page-34
	Non-Interest Expense	Page-35
	Provision for Income Taxes	Page-36
	FINANCIAL CONDITION	Page-37
	Investment Securities	Page-37
	Loans	Page-39
	Allowance for Credit Losses	Page-42
	Other Assets	Page-45
	Deposits	Page-45
	Borrowings	Page-46
	Deferred Compensation Obligations	Page-47
	Capital Adequacy	Page-47
	Liquidity and Capital Resources	Page-48
	Non-GAAP Financial Measures	Page-49
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	Page-50
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Page-51
	Report of Independent Registered Public Accounting Firm	Page-51
	Management's Report on Internal Control over Financial Reporting	Page-54
	Consolidated Statements of Condition	Page-55
	Consolidated Statements of Comprehensive Income (Loss)	Page-56
	Consolidated Statements of Changes in Stockholders' Equity	Page-57
	Consolidated Statements of Cash Flows	Page-58
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Page-59
	Note 1: Summary of Significant Accounting Policies	Page-59

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

Forward-looking statements are based on management's current expectations regarding economic, legislative, and regulatory issues that may impact Bancorp's earnings in future periods. Factors that could cause future results to vary materially from current management expectations include, but are not limited to, general economic conditions and the economic uncertainty in the United States and abroad, including economic or other disruptions to financial markets caused by acts of terrorism, war or other conflicts such as the war between Russia and Ukraine and more recently the war between Israel and Hamas, impacts from inflation, supply chain disruptions, changes in interest rates (including the actions taken by the Federal Reserve to control inflation), California's unemployment rate, deposit flows, real estate values, and expected future cash flows on loans and securities; the impact of adverse developments at other banks, including bank failures, that impact general sentiment regarding the stability and liquidity of banks; costs or effects of acquisitions; competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; natural disasters (such as wildfires and earthquakes in our area); adverse weather conditions; interruptions of utility service in our markets for sustained periods; and other economic, competitive, governmental, regulatory and technological factors (including external fraud and cybersecurity threats) affecting our operations, pricing, products and services; and successful integration of acquisitions.

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

References in this report to “Bancorp” or the "Company" mean Bank of Marin Bancorp, parent holding company for the Bank. References to “we,” “our,” “us” mean the holding company and the Bank that are consolidated for financial reporting purposes.

Virtually all of our business is conducted through Bancorp's subsidiary, Bank of Marin, which is headquartered in Novato, California. In addition to our headquarters and a regional office in the Greater Sacramento region, we operate 27 retail branches and 8 commercial banking offices across 10 counties - Alameda, Amador, Contra Costa, Marin, Napa, Placer, Sacramento, San Francisco, San Mateo and Sonoma - with a strong emphasis on supporting local communities. Our customer base is comprised of business, not-for-profit, and personal banking relationships within our Northern California footprint. Our business banking focus is on small to medium-sized businesses, not-for-profit organizations, and commercial real estate investors.
We offer a suite of business and personal financial products and services designed to meet the needs of our customers. Our lending categories include commercial real estate loans, commercial and industrial loans (including small business loans), construction financing, consumer loans, and home equity lines of credit. Through third-party vendors, we offer merchant and payroll services, a commercial equipment leasing program and credit cards. Other products and services include payment solutions (e.g., mobile deposit and Zelle®) and a wide array of treasury management services.

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

Automated teller machines (“ATMs”) are available at most branch locations. Our ATMs are linked to PLUS, CIRRUS and NYCE, as well as MoneyPass® - a network of nation-wide, surcharge-free ATMs. We also offer our depositors 24-hour access to their accounts by telephone and through digital banking services available to personal and business account holders.

We offer wealth management and trust services, which include customized investment portfolio management, trust administration, estate settlement and custody services.

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

Market Area

Our primary market area encompasses Alameda, Amador, Contra Costa, Marin, Napa, Placer, Sacramento, San Francisco, San Mateo and Sonoma counties. Our customer base is primarily made up of business, not-for-profit and personal banking relationships within these market areas. As of December 31, 2023, the majority of our deposits were in Marin, Sacramento and southern Sonoma counties, and approximately 59% of our deposits were from businesses and 41% from consumers.

Competition

The banking business in California generally, and in our market area specifically, is highly competitive with respect to attracting both loan and deposit relationships. The increasingly competitive environment is affected by changes in regulation, interest rates, technology and product delivery systems, and consolidation among financial service providers. The banking industry is seeing strong competition for high quality loans, with larger banks expanding activities to attract businesses that are traditionally community bank customers. In all of our 10 counties, we have significant competition from nationwide banks with much larger branch networks and greater financial resources, as well as credit unions and other local and regional banks. Nationwide banks have the competitive advantages of developing data analytics and artificial intelligence tools and other technological platforms. Large commercial banks also have substantially greater lending limits and the ability to offer certain services, which are not offered directly by us. Other competitors for depositors' funds are money market mutual funds and non-bank financial institutions such as brokerage firms and insurance companies.

We differentiate ourselves from the numerous, and often larger, financial institutions in our primary market area with a business model built on relationship banking, exemplary service, disciplined fundamentals, local decision making and commitment to the communities we serve. The Bank's experienced professionals deliver innovative and custom financing, with a deep local market knowledge and a personal understanding of each customer's unique needs.

Human Capital Resources

As of December 31, 2023, we employed 329 full-time equivalent staff. The actual number of employees, including part-time employees, at year-end 2023 included eight executive officers, 153 other corporate officers and 176 staff. None of our employees are presently represented by a union or covered by a collective bargaining agreement.

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

FDIC insurance coverage is funded by the FDIC's assessment on insured depository institutions like us and FDIC's annual base assessment rates are currently between 2.5 and 42 basis points on the depository institution's quarterly average consolidated total assets minus average tangible equity. Base assessment rates for banks vary depending on whether a depository institution is small or large and highly complex per FDIC's definition. In deriving the base assessment rate, the FDIC applies financial ratios, scorecards, and other financial measures to determine a bank's ability to withstand financial stress.

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
In October 2023, the federal banking agencies issued a final rule to strengthen and modernize regulations implementing the CRA. The final rule, among other things, seeks to (i) expand access to credit, investment, and basic banking services in low- and moderate-income communities, (ii) adapt to changes in the banking industry, including internet and mobile banking, (iii) provide greater clarity, consistency, and transparency, (iv) tailor CRA evaluations and data collection to bank size and type, and (v) maintain a unified approach among the bank regulatory agencies. We will continue to evaluate the impact of any changes to the regulations implementing the CRA and their impact to our financial condition, results of operations, and/or liquidity, which cannot be predicted at this time.

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

In November 2021, the federal banking agencies issued a final rule requiring banking organizations that experience a computer-security incident to notify their primary Federal regulator of the occurrence of an event that rises to the level of a “notification incident.” Generally, a notification incident occurs when a banking organization has suffered a computer-security incident that has a reasonable likelihood of materially disrupting or degrading the banking organization or its operations. The rule requires an affected banking organization to notify its primary Federal regulator as soon as possible and no later than 36 hours after the banking organization has determined that a notification incident has occurred. The rule also requires bank service providers to notify each affected banking organization if that bank service provider experiences a computer-security incident that has caused, or is reasonably likely to cause, a material service disruption or degradation for four or more hours. The rule became effective on April 1, 2022, with a compliance date of May 1, 2022.

In July 2023, the Securities and Exchange Commission ("SEC") adopted final rules that, among other things, require disclosures of material cybersecurity incidents, along with cybersecurity risk management, strategy and governance. The new rules require timely reporting of incidents determined to be material, and annual disclosure of the processes for assessing, identifying and managing material risks from cybersecurity threats including a description of board of directors' oversight and management's role in assessing and managing material risks from cybersecurity threats. The disclosures are required beginning with annual reports for fiscal years ending on or after December 15, 2023.

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

Incentive Compensation

The Dodd-Frank Act required federal bank regulators and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements that encourage inappropriate risks by providing an executive officer, employee, director or principal stockholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. These regulations apply to institutions having at least $1 billion in total assets. In addition, regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies have not finalized regulations proposed in April 2016. If adopted, the proposed regulations could place limits on the manner in which we structure our executive compensation.

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

In October 2022, the SEC adopted a final rule directing national securities exchanges and associations, including the Nasdaq, to implement listing standards that require public companies to adopt policies mandating the recovery or “clawback” of excess incentive-based compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error was either corrected or left uncorrected in the current period. The final rule required us to adopt a clawback policy within 60 days after such listing standard became effective and file the policy as an exhibit in our Annual Report on Form 10-K. Please see exhibit 97.1 for a copy of our policy.

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

Competition with Other Financial Institutions to Attract and Retain Banking Customers

We are facing significant competition for customers from other banks and financial institutions located in the markets that we serve. We compete with commercial banks, savings institutions, credit unions, non-bank financial services companies, including financial technology firms, and other financial institutions operating within or near our service areas. Some of our non-bank competitors and peer-to-peer lenders may not be subject to the same extensive regulations as we are, giving them greater flexibility in competing for business. We anticipate intense competition will continue for the coming year due to the market disruptions in banking in 2023, the continued consolidation of many financial institutions and more changes in legislation, regulation and technology. National and regional banks much larger than our size have entered our market through acquisitions and they may be able to benefit from economies of scale through their wider branch networks, more prominent national advertising campaigns, lower cost of borrowing, capital market access and sophisticated technology infrastructures. Further, intense competition for creditworthy borrowers could lead to pressure for loan rate concessions and affect our ability to generate profitable loans.

Going forward, we may see continued competition in the industry as competitors seek to expand market share in our core markets. Further, our customers may withdraw deposits to pursue alternative investment opportunities. Technology and other changes have made it more convenient for bank customers to transfer funds into alternative investments or other deposit platforms such as online virtual banks and non-bank service providers. Efforts and initiatives we may undertake to retain and increase deposits, including deposit pricing, can increase our costs. Based on our current strong liquidity position, our adjustment to deposit pricing has lagged the market in a rising interest rate environment. If our customers move money into higher yielding deposits or alternative investments, we may lose a relatively inexpensive source of funds, thus increasing our funding costs through more expensive wholesale funding sources, such as FHLB borrowings.

Financial Challenges at Other Banking Institutions Could Lead to Depositor Concerns That Spread Within the Banking Industry Causing Disruptive Deposit Outflows and Other Destabilizing Results That Could Adversely Affect Our Liquidity, Business, Financial Condition and Results of Operations

In the first and second quarters of 2023, certain specialized banking institutions with elevated concentrations of uninsured deposits experienced large deposit outflows, resulting in the institutions being placed into FDIC receiverships. In addition, media and market coverage of the Bay Area economy and local financial institutions, have generated significant market volatility among publicly traded bank holding companies and, in particular, regional and community banks like the Company. These market developments have negatively impacted customer confidence in the safety and soundness of regional and community banks. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact the Company’s liquidity, loan funding capacity, net interest margin, capital and results of operations.

We maintain a well-diversified deposit base, with an estimated 28% of uninsured and/or uncollateralized deposits as of December 31, 2023. Such uninsured deposits were fully covered by the Bank's available funding sources, including unrestricted cash, unencumbered available-for-sale securities, and a total available borrowing capacity of $1.967 billion, or 60% of total deposits, and 213% of estimated uninsured and/or uncollateralized deposits as of December 31, 2023. Excluding zero balance accounts, 59% of deposit balances were held in business accounts with average balances of $120 thousand per account, with the remaining 41% in consumer accounts with average balances of $41 thousand per account as of December 31, 2023.

Although we maintain strong liquidity for the normal operations of the Bank, model various stress scenarios, and maintain significant contingent liquidity sources, general depositor concerns given the recent high profile bank closures could lead to deposit outflows from our Bank. Our funding costs increased significantly in 2023 and may continue to increase if our deposits decline and we replace them with more expensive sources of funding, such as FHLB and FRB borrowings, and/or brokered deposits, if customers shift their deposits into higher cost products, or if we raise interest rates to avoid losing deposits. In addition, adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources, constraining our financial flexibility, and ability to originate loans, invest in securities, and distribute dividends to our shareholders. In addition, such a lack of liquidity could result in the sale of securities in an unrealized loss position and/or alter our ability to hold our held-to-maturity securities to their maturity dates. All of these factors could have a material adverse impact on our asset growth, liquidity, business, financial condition, and results of operations.

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

The Value of Goodwill and Other Intangible Assets May Decline in the Future

As of December 31, 2023, we had goodwill totaling $72.8 million and a core deposit intangible asset totaling $3.8 million from business acquisitions. A significant decline in expected future cash flows, a significant adverse change in the business climate, or a significant and sustained decline in the price of our common stock could necessitate taking charges in the future related to the impairment of goodwill or other intangible assets. If we were to conclude that a future write-down of goodwill or other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our business, financial condition and results of operations.

Market, Interest Rate, and Liquidity Risks

A Lack of Liquidity could Adversely Affect our Operations, Financial Condition and Results of Operations

Liquidity is essential to our business and our ability to fund our operations, effectively manage the repayment and maturity schedules of our loans and investment securities, distribute dividends to our shareholders, and fulfill our debt obligations or deposit withdrawal demands. Our most important source of funding consists of deposits, which is affected by external factors outside the Bank's control as well as customers' perceptions, business operations, and investment goals. If customers move money out of bank deposits and into other investments, then we would lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income. Based on experience, we believe that our deposit accounts are relatively stable sources of funds.

Other primary sources of funds consist of cash flows from operations, investment maturities and sales, loan repayments, and proceeds from the issuance and sale of any equity and debt securities to investors. Additional liquidity is provided by our ability to borrow from the Federal Reserve Bank of San Francisco, Federal Home Loan Bank and other financial institutions, as well as our ability to raise brokered deposits. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to us, could be impaired by factors that affect us directly or the bank or non-bank financial services industries or the economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the bank or non-bank financial services industries.

Earnings are Significantly Influenced by General Business and Economic Conditions

Our success depends, to a certain extent, on local, national and global economic and political conditions. Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services to customers primarily in Northern California with particular focus on the local markets in the San Francisco Bay and Greater Sacramento regions. The local economic conditions in these areas have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposits as our primary funding source. Economic pressure on consumers and uncertainty regarding the economy and local business climate may result in changes in consumer and business spending, borrowing and saving habits, which may affect the demand for loans and other products and services we offer. Further, loan defaults that adversely affect our earnings correlate highly with deteriorating economic conditions (such as the California unemployment rate and California gross domestic product), which impact our borrowers' creditworthiness. In addition, health epidemics or pandemics (or expectations about them), international trade disputes, inflation risks, oil price volatility, the level of U.S. debt and global economic conditions could destabilize financial markets in which we operate. Lastly, actions of the Federal Open Market Committee ("FOMC") of the Federal Reserve could cause financial market volatility, which will affect the pricing of our loan and deposit products.

Interest Rate Risk is Inherent in Our Business

Our earnings are largely dependent upon our net interest income, which is the difference between interest income earned on interest-earning assets, such as loans and securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are sensitive to many factors outside of our control, including general economic conditions and the policies of various governmental and regulatory agencies and, in particular, the FOMC, which regulates the supply of money and credit in the United States. Changes in monetary policy, including changes in interest rates, can influence not only the interest we receive on loans and securities and interest we pay on deposits and borrowings, but can also affect (i) our ability to originate loans and obtain deposits, (ii) the duration of our securities and loan portfolios, and (iii) the fair value of our financial assets and liabilities. In fact, the FOMC’s aggressive interest rate increases, discussed more fully below, negatively affected each of these areas of our business recently. Our portfolio of loans and securities will generally decline in value if market interest rates increase, and increase in value if market interest rates decline. Decreases in the market value of investment securities available for sale negatively impact the Bank's tangible equity through accumulated other comprehensive losses. In addition, our loans and callable mortgage-backed securities are also subject to prepayment risk when interest rates fall, and the borrowers' credit risk may increase in rising rate or recessionary environments. Factors such as inflation, productivity, oil prices, unemployment rates, and global demand play a role in the FOMC's consideration of future rate adjustments.

The federal funds rate range remained between 0.0% to 0.25% from March 2020 through the beginning of 2022, putting downward pressure on our asset yields and net interest margin. Beginning in March 2022, the FOMC began successive increases to the federal funds rate due to the evolving inflation risks, complicated by international political unrest and supply chain disruptions. As a result of seven rate adjustments during 2022, the federal funds target rate increased to a range of 4.25% to 4.50% at year-end 2022 and our net interest margin increased gradually over the course of the year. In 2023, on each of February 1st, March 22nd, May 3rd, and July 26th the FOMC increased the target rate by 25 basis points to a range of 5.25% to 5.50%. Rising interest rates and first quarter disruptions in the banking industry resulted in rapid increases in the cost of funds through rising deposit costs and increased borrowings, putting pressure on net interest margin starting in the second quarter of 2023. Additional rate increases are not widely anticipated in 2024, as Federal Reserve policymakers continue to monitor inflation and economic developments.

See the Net Interest Income section of Management's Discussion and Analysis of Financial Condition and Results of Operations in ITEM 7 and Quantitative and Qualitative Disclosures about Market Risk in ITEM 7A of this report for further discussion related to interest rate sensitivity and our management of interest rate risk.

Rising Interest Rates Have Decreased the Value of the Company’s Held-To-Maturity and Available-for-Sale Securities Portfolio, and the Company Would Realize Losses if It Were Required to Sell Such Securities to Meet Liquidity Needs

Because of inflationary pressures and the resulting rapid increases in the federal funds target rate since March 2022, the market value of previously issued government and other fixed income securities has declined significantly. These securities make up a majority of the securities portfolio of most banks in the U.S., including the Company’s, resulting in unrealized losses embedded in the held-to-maturity portion of U.S. banks’ securities portfolios and unrealized losses on available-for-sale securities reflected in the Company’s accumulated other comprehensive income (loss). We maintain an investment securities portfolio to provide liquidity and to generate earnings on funds that have not been loaned to customers while managing our liquidity and interest rate position, seeking a reasonable yield balanced with risk exposure. While it is neither our intention to sell securities at a net loss in the normal course of business, nor were we required to, we did so for strategic purposes in the third and fourth quarters of 2023 as a source of liquidity and to reposition the balance sheet to bolster net interest margin. If the Company were to sell additional securities in an unrealized loss position, it may incur losses that could impair the Company’s capital, financial condition, and results of operations and may require the Company to raise additional capital on unfavorable terms, thereby negatively impacting its profitability and potentially causing shareholder dilution.

Activities of Our Large Borrowers and Depositors May Cause Unexpected Volatilities in Our Loan and Deposit Balances, as well as Net Interest Margin

Loans originated at higher interest rates may be paid off and replaced by new loans with lower interest rates, causing downward pressure on our net interest margin. In addition, our top ten depositor relationships accounted for approximately 8% of total deposit balances at both December 31, 2023 and 2022. The business models and cash cycles of some of our large commercial depositors may also cause short-term volatility in their deposit balances held with us. As our customers' businesses grow, the dollar value of their daily activities may also grow leading to larger fluctuations in daily balances. Any long-term decline in deposit funding would adversely affect our liquidity. For additional information on our management of deposit volatility, refer to the Liquidity section of ITEM 7, Management's Discussion and Analysis, of this report.

Unexpected Early Termination of Interest Rate Swap Agreements May Affect Earnings

We have entered into interest-rate swap agreements, primarily as an asset/liability risk management tool, in order to mitigate the interest rate risk that causes fluctuations in the fair value of specified long-term fixed-rate loans and securities or firm commitments to originate long-term fixed rate loans. In the event of default by the borrowers on our hedged loans, we may have to terminate these designated interest-rate swap agreements early, resulting in market value losses that could negatively affect our earnings.

The Trading Volume of Bancorp's Common Stock May Be Less than That of Other, Larger Financial Services Companies

Our common stock is listed on the Nasdaq Capital Market exchange. Our trading volume is less than that of nationwide or larger regional financial institutions. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence of willing buyers and sellers of common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the low trading volume of our common stock, significant trades of our stock in a given time period, or the expectations of these trades, could cause volatility in the stock price.

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

Negative Conditions Affecting Real Estate May Harm Our Business and Our Commercial Real Estate Concentration May Heighten Such Risk

Concentration of our lending activities in the California real estate sector could negatively affect our results of operations if adverse changes in our lending area occur. As of December 31, 2023, approximately 90% of our loans had real estate as a primary or secondary component of collateral, which were comprised of 75% commercial real estate and 25% residential real estate. Real estate valuations are influenced by demand, and demand is driven by economic factors such as employment rates and interest rates.

Loans secured by CRE include those secured by office buildings, owner-user office/warehouses, mixed-use commercial, retail properties and multi-family residential real estate. There can be no assurance that properties securing our loans will generate sufficient cash flows to allow borrowers to make full and timely loan payments to us. We do not lend on high-rise office towers in San Francisco and the Bay Area generally, but we do take office and other commercial properties as collateral in our CRE lending. For a discussion of our CRE lending, including detail on the types of properties in our real estate secured lending and geographic distribution of such loans, please see the discussion titled “FINANCIAL CONDITION – Loans” herein.

Rising CRE lending concentrations may expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the CRE market. Concentration risk exists when financial institutions deploy too many assets to any one industry or segment. Concentration stemming from commercial real estate is one area of regulatory concern. The CRE Concentration Guidance provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) total commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Concentration Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. As of December 31, 2023 and 2022, using regulatory definitions in the CRE Concentration Guidance, our CRE loans represented 300% and 307%, respectively, of our total risk-based capital. We manage our CRE concentrations and discuss them as necessary with the banking regulatory agencies and believe that our underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are currently sufficient to address the CRE Concentration Guidance.

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

Investment Securities May Lose Value due to Credit Quality of the Issuers

We invest in significant portions of debt securities issued by government-sponsored enterprises ("GSE"), such as Federal Home Loan Bank ("FHLB"), Federal National Mortgage Association (“FNMA”), and Federal Home Loan Mortgage Corporation ("FHLMC"). We also hold mortgage-backed securities (“MBS”) issued by FNMA and FHLMC, both of which have been under U.S. government conservatorship since 2008. While we consider FNMA and FHLMC securities to have low credit risk as they carry the explicit backing of the U.S. government due to the conservatorship, they are not direct obligations of the U.S. government. The fair value of our securities issued or guaranteed by these two GSE entities may be negatively impacted if the U.S. government ceases to provide support to the conservatorship. GSE debt is sponsored but not guaranteed by the federal government and carries implicit backing, whereas government agencies such as Government National Mortgage Association ("GNMA") are divisions of the government whose securities are backed by the full faith and credit of the U.S. government.

Although Congress has taken steps to improve regulation and consumer protection related to the housing finance system (e.g., the Dodd-Frank Act), FNMA and FHLMC have entered their 16th year of U.S. government conservatorship via the Federal Housing Finance Agency ("FHFA"). While proposals to end the conservatorship have considered solutions such as an initial public offering, at the date of this report, its future and ultimate impact on the financial markets and our investments in GSEs are uncertain.

While we generally seek to minimize our exposure by strategically diversifying our credit exposure to obligations of issuers in various geographic locations throughout California and the U.S., investing in investment-grade securities, and actively monitoring the creditworthiness of the issuers and/or credit guarantee providers, there is no guarantee that the issuers will remain financially sound or continue their payments on these debentures.

Operational and Other Risks

Risks Associated with Cybersecurity Could Negatively Affect Our Earnings and Reputation

Our business requires the secure management of sensitive client and bank information. We work diligently to implement layered security measures that intend to make our communications and information systems resilient and safe to conduct business. With the advent of artificial intelligence (AI), cyber threats such as social engineering, ransomware, and phishing are more sophisticated and prevalent now than ever before. These incidents include intentional and unintentional events that may present threats designed to disrupt operations, corrupt data, release sensitive information, or cause denial-of-service attacks. A cybersecurity breach of systems operated by the Bank, merchants, vendors, customers, or externally publicized breaches of other financial institutions may significantly harm our reputation, result in a loss of customer business, subject us to regulatory scrutiny, or expose us to civil litigation and financial liability. While we have systems and procedures designed to prevent security breaches, we cannot be certain that advances in cyberthreats, criminal capabilities, network break-ins, or inappropriate access will not compromise or breach the technology protecting our networks or proprietary client information. If a material security breach were to occur, the Bank has policies and procedures in place to ensure timely disclosure. For additional information on cybersecurity management and governance, refer to ITEM-1C, Cybersecurity, in this report.

The Financial Services Industry is Undergoing Rapid Technological Changes and, As a Result, We Have a Continuing Need to Stay Current with Those Changes to Compete Effectively and Increase Our Efficiencies. We May Not Have the Resources to Implement New Technology to Stay Current with These Changes
The financial services industry is undergoing technological changes with frequent introductions of new technology-driven products and services. In addition to providing better client service, the effective use of technology increases efficiency and reduces operational costs. Our future success will depend in part on our ability to use technology to provide products and services that will satisfy client demands securely and cost-effectively. In connection with implementing new technology enhancements and/or products, we may experience operational challenges (e.g., human error, system error, incompatibility), which could result in us not fully realizing the anticipated benefits from such new technology or require us to incur significant costs to remedy any such challenges in a timely manner.

Climate change and related legislative and regulatory initiatives may materially affect the Company’s business and results of operations.

Concerns over the long-term impacts of climate change have led to governmental efforts around the world to mitigate those impacts. As a result, political and social attention to the issue of climate change has increased. The U.S. government, state legislatures and federal and state regulatory agencies are likely to continue to propose and advance numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change. These initiatives and increasing supervisory expectations may require the Company to expend significant capital and incur compliance, operating, maintenance and remediation costs. In addition, given the lack of empirical data on the credit and other financial risks posed by climate change, it is impossible to predict how climate change may impact our financial condition and operations. As a banking organization, the physical effects of climate change may present certain unique risks. For example, our primary market is located in both earthquake and wildfire-prone zones in Northern California, which is also subject to other weather or disasters, such as severe rainstorms, drought or flood. These events have interrupted our business operations unexpectedly at times (e.g., PG&E power shutoffs in the North Bay and Sacramento Region). Climate-related physical changes and hazards could also pose credit risks for us. For example, our borrowers may have collateral properties or operations located in areas at risk of wildfires, or coastal areas at risk to rising sea levels and erosion, or subject to the risk of drought in California. The properties pledged as collateral on our loan portfolio could also be damaged by tsunamis, landslides, floods, earthquakes or wildfires and thereby the recoverability of loans could be impaired. A number of factors can affect credit losses, including the extent of damage to the collateral, the extent of damage not covered by insurance, the extent to which unemployment and other economic conditions caused by the natural disaster adversely affect the ability of borrowers to repay their loans, and the cost of collection and foreclosure to us. Additionally, there could be increased insurance premiums and deductibles, or a decrease in the availability of coverage, due to severe weather-related losses. The ultimate outcome on our business of a natural disaster, whether or not caused by climate change, is difficult to predict but could have a material adverse effect on financial condition, results of operations or profitability.

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

Any Regulatory Examination Scrutiny or New Regulatory Requirements Arising From the Recent Events in the Banking Industry Could Increase the Company’s Expenses and Affect the Company’s Operations

The Company anticipates increased regulatory scrutiny – in the course of routine examinations and otherwise – and new regulations directed towards banks of similar size to the Bank, designed to address the recent negative developments in the banking industry, all of which may increase the Company’s costs of doing business and reduce its profitability.

ITEM 1B.      UNRESOLVED STAFF COMMENTS

None

ITEM 1C.      CYBERSECURITY

Cybersecurity Risk Management, Strategy, and Governance

The Company recognizes that the security of our banking operations is critical to protecting our customers and maintaining our reputation. The cybersecurity landscape is constantly evolving. To mitigate these risks, the Company deploys a comprehensive and resilient information security program that consists of a layered security model using industry leading hardware, software, and services to protect customers' and the Bank’s data and to ensure the confidentiality, integrity, and availability of our information systems. This information security program is a critical component of our overall enterprise risk management program.

The Company leverages the following guidelines and frameworks to continue to refine and maintain the information security program: FFIEC Information Security IT Examination Handbook, FFIEC Business Continuity Planning Handbook, FFIEC Cybersecurity Assessment Tool, Center for Internet Security Critical Security Controls, National Institute of Standards and Technology (NIST) Cybersecurity Framework.
Key components of the information security program include:

•A risk assessment process that identifies and prioritizes material cybersecurity risks; refines and evaluates the effectiveness of controls to mitigate the risks; and reports results to executive management and the Board of Directors.
•A third-party Managed Detection and Response (“MDR”) service, which monitors the security of our network, infrastructure and computer systems 24x7, 365 days a year.
•An incident response plan that outlines the steps the Bank will take to respond to a cybersecurity incident, which is tested on a periodic basis.
•Annual recurring cybersecurity controls testing program, which includes independent third-party penetration testing, cybersecurity procedures and system testing, and third-party independent network traffic monitoring.
•A training and awareness program that educates and tests employees on how to avoid and identify cybersecurity risks.
•A Cyber Security Insurance Policy that covers insurance, incident response, incident mitigation, and legal support.

The Company engages reputable third-party assessors to conduct various independent risk assessments on a regular basis, including but not limited to maturity assessments and various other tests. Following a defense-in-depth strategy, the Company leverages both in-house resources and third-party service providers to implement and maintain processes and controls to manage the identified risks.

Our vendor management program is designed to ensure that our vendors meet our cybersecurity requirements and manage our third-party risks. This includes conducting periodic risk assessments of critical vendors, requiring vendors to implement appropriate cybersecurity controls, and monitoring vendor compliance with our cybersecurity requirements.

Security controls are employed on all media where information is stored, the systems that process it, and infrastructure components that facilitate its transmission to ensure the confidentiality, integrity, and availability of Bank’s and customers' information. These controls include, but are not limited to, access control, data encryption, data loss prevention, incident response, security monitoring, third party risk management, and vulnerability management.

The Company's cybersecurity risk management program and strategy are regularly reviewed and updated to ensure that they are aligned with the Bank's business objectives and are designed to address evolving cybersecurity threats and satisfy regulatory requirements and industry standards.

The Company’s Board of Directors is charged with overseeing the establishment and execution of the Company’s risk management framework and monitoring adherence to related policies required by applicable statutes, regulations and principles of safety and soundness. Consistent with this responsibility, the Board has primary oversight of cybersecurity risk and cybersecurity risk management and receives reporting from management about material risks from cybersecurity threats. All members of the Board of Directors receive regular updates on cybersecurity risks and incidents from the Information Security Officer (“ISO”) and Chief Information Officer (“CIO”) and annual security awareness training. The Information Security department consists of cybersecurity professionals who assess, identify, and manage cybersecurity risks and are responsible for implementing and maintaining the Company’s cybersecurity risk management program.

ITEM 2.     PROPERTIES

We lease our corporate headquarters building in Novato, California, which houses loan production, operations, Wealth Management and Trust Services and administration.  We lease branch and office facilities within our primary market areas in the cities of Corte Madera, San Rafael, Novato, Sausalito, Mill Valley, Greenbrae, Petaluma, Santa Rosa, Healdsburg, Sonoma, Napa, San Francisco, Alameda, Oakland, Walnut Creek, San Mateo, Gold River, Jackson, Roseville, and Sacramento.  For additional information on properties, refer to Note 4, Bank Premises and Equipment, and Note 12, Commitments and Contingencies, in ITEM 8 of this report.

ITEM 3.         LEGAL PROCEEDINGS

For information on litigation matters, see Note 12, Commitments and Contingencies, in ITEM 8 of this report.

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Bancorp's common stock trades on the Nasdaq Capital Market under the symbol BMRC. At February 29, 2024, 16,193,342 shares of Bancorp's common stock, no par value, were outstanding and held by approximately 7,860 holders of record and beneficial owners.

Five-Year Stock Price Performance Graph

The following graph, compiled by S&P Global Market Intelligence of New York, New York, shows a comparison of cumulative total shareholder return on our common stock during the five fiscal years ended December 31, 2023 compared to the Russell 2000 Stock index and the S&P Regional Banks Select Industry Index. The comparison assumes the investment of $100 in our common stock on December 31, 2018 and the reinvestment of all dividends. The graph represents past performance and does not indicate future performance. In addition, total return performance results vary depending on the length of the performance period.

	2018	2019	2020	2021	2022	2023
Bank of Marin Bancorp (BMRC)	100.00	111.31	87.16	96.97	88.13	62.13
Russell 2000 Index	100.00	125.53	150.58	172.90	137.56	160.85
S&P Regional Banks Select Industry Index [1]	100.00	127.64	118.58	165.90	141.42	130.91
Source: S&P Global Market Intelligence
1 The index comprises stocks in the S&P Total Market Index that are classified in the Global Industry Classification Standard regional banks sub-industry.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information as of December 31, 2023, with respect to equity compensation plans.

	Shares to be issued upon exercise of outstanding options[1]	Weighted average exercise price of outstanding options	Shares remaining available for future issuance [2]
Equity compensation plans approved by shareholders	283,578	$33.46	999,843
1 Represents shares of common stock issuable upon exercise of outstanding options under the Bank of Marin Bancorp 2017 Equity Plan and 2007 Equity Plan.
2 Represents remaining shares of common stock available for future grants under the 2017 Equity Plan and the 2020 Director Stock Plan, excluding 283,578 shares to be issued upon exercise of outstanding options and 372,923 shares available to be issued under the Employee Stock Purchase Plan.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In January 2022, the last activity under the share repurchase program approved in 2021, Bancorp repurchased 23,275 shares at an average price of $37.64 per share for a total cost of $877 thousand. Cumulative repurchases totaled 618,991 shares at an average price of $36.04 per share. A total of $34.7 million remained available to repurchase under the program that expired on July 31, 2023.

On July 21, 2023, the Board of Directors approved the adoption of Bancorp's new share repurchase program, which replaced the one expiring on July 31, 2023, for up to $25.0 million and expiring on July 31, 2025. There were no repurchases under this program in 2023.

ITEM 6.     [RESERVED]

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition as of December 31, 2023 and 2022 and results of operations for each of the years in the three-year period ended December 31, 2023 should be read in conjunction with our consolidated financial statements and related notes thereto, included in Part II ITEM 8 of this report.

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

Allowance for Credit Losses on Loans and Unfunded Commitments

The allowance for credit losses on loans is a valuation account that is deducted from the amortized cost basis at the balance sheet date to present the net amount of loans expected to be collected. The allowance for losses on unfunded loan commitments is based on estimates of the probability that these commitments will be drawn upon according to historical utilization experience, expected loss severity, and loss rates as determined for pooled funded loans. The allowance for credit losses on unfunded commitments is a liability account included in interest payable and other liabilities. Management estimates these allowances quarterly using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.

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

Our allowance model is particularly sensitive to forecasted and seasonally-adjusted actual California unemployment rates, which increased to 5.1% at December 31, 2023, from 4.1% at December 31, 2022. The ACL model incorporates a one-year forecast. For periods beyond the forecast horizon, the economic factors revert to historical averages on a straight-line basis over a one-year period. We performed a sensitivity analysis as of December 31, 2023, and estimated that a 100 basis point change (e.g., 4.5% to 5.5%) in the forecasted unemployment rates over the next four quarters would result in about a 5% change to our allowance for credit losses on loans. This impact does not consider changes to other assumptions for either the quantitative factors, such as probability of default, loss given default, loan mix or cash flows, prepayment/curtailment rates, and individually analyzed loans, or qualitative factors as discussed in Note 1 - Summary of Significant Accounting Policies. Additionally, because current economic conditions and forecasts can change, as future events are inherently difficult to predict, the estimated credit losses on loans and unfunded commitments could change significantly.

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

We use fair value measurements to record certain financial instruments and to determine fair value disclosures. Available-for-sale securities and interest rate swap agreements are financial instruments recorded at fair value on a recurring basis. Additionally, we record at fair value other financial assets on a nonrecurring basis, such as collateral dependent loans and other real estate owned. These nonrecurring fair value adjustments typically involve write-downs of, or specific reserves against, individual assets. We group our assets and liabilities that are measured at fair value into three levels within the fair value hierarchy, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used in the measurement are observable or unobservable. Observable inputs reflect market-driven or market-based information obtained from independent sources, while unobservable inputs reflect our estimates about market data. The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market data. For financial instruments that trade actively and have quoted market prices or observable market data, there is minimal subjectivity involved in measuring fair value. When observable market prices and data are not fully available, management judgment is necessary to estimate fair value. In addition, changes in market conditions may reduce the availability of quoted prices or observable data. Therefore, when market data is not available, we use valuation techniques that require more management judgment to estimate the appropriate fair value measurement. Fair value is discussed further in Note 1 - Summary of Significant Accounting Policies, and Note 9 - Fair Value of Assets and Liabilities in ITEM 8 - Financial Statements and Supplementary Data of this Form 10-K.

Goodwill

Goodwill arises from the acquisition method of accounting for business combinations and represents the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is tested annually for impairment, or more often if conditions change and indicate a possible impairment. Significant judgment is used in the assessment of goodwill, both in a qualitative assessment and a quantitative assessment. Assessments of goodwill often require the use of fair value estimates, which are dependent upon various factors, including estimates concerning the Company’s long-term growth prospects and comparability to industry data. Uncertainty and imprecision in estimates can affect the estimated fair value of the reporting unit in a goodwill assessment. Additionally, various events or circumstances could have a negative effect on the estimated fair value of a reporting unit, such as declines in business performance, increases in credit losses, and deterioration in economic or market conditions, which may result in a material impairment charge to earnings in future periods.

In 2023, the Company assessed goodwill for impairment by performing a quantitative assessment, which encompassed an income approach and a market approach. The income approach considered such factors as the estimated future cash flows of our reporting unit based on internal long-term forecasts, assumptions concerning potential synergies and other economic benefits, and a discount rate used to present value such cash flows to determine the fair value. The market approach utilized observable market data from comparable public companies, including price-to-tangible book value ratios, to estimate the Company’s fair value. The market approach also incorporated a control premium to represent the Company’s expectation of a hypothetical acquisition. Management used judgment in the selection of comparable companies and included those with similar business activities, and related operating environments. In addition, the selection and weighting of the various fair value techniques may result in higher or lower estimates of fair value. Judgment is applied in determining the weightings between the income approach and the market approach in determining fair value. The results of this assessment indicated the value of goodwill was not impaired as of our annual impairment testing date of November 30, 2023, and there were no changes to our assessment through December 31, 2023.

RESULTS OF OPERATIONS

Financial Highlights

The following are highlights of our financial condition and results of operations. The data was derived from the audited consolidated financial statements of Bank of Marin Bancorp.

		At December 31,
(dollars in thousands, except per share data)		2023	2022
Selected financial condition data:
Total assets		$3,803,903	$4,147,464
Investment securities		$1,477,226	$1,774,303
Loans, net of allowance for credit losses on loans		$2,048,548	$2,069,563
Deposits		$3,290,075	$3,573,348
Borrowings and other obligations		$26,298	$112,439
Stockholders' equity		$439,062	$412,092
Book value per share		$27.17	$25.71
Asset quality ratios:
Allowance for credit losses to total loans		1.21%	1.10%
Allowance for credit losses to non-accrual loans		3.15x	9.45x
Non-accrual loans to total loans		0.39%	0.12%
Classified loans (graded substandard and doubtful) as a percentage of total loans		1.56%	1.34%
Capital ratios:
Equity to total assets		11.54%	9.94%
Tangible common equity to tangible assets		9.73%	8.21%
Total capital (to risk-weighted assets)		16.89%	15.90%
Tier 1 capital (to risk-weighted assets)		15.91%	15.02%
Tier 1 capital (to average assets)		10.46%	9.60%
Common equity Tier 1 capital (to risk-weighted assets)		15.91%	15.02%
Other data:
Loan-to-deposit ratio		63.03%	58.56%
Number of branches		27	31
Full-time equivalent employees		329	313
	For the Years Ended December 31,
(dollars in thousands, except per share data)	2023	2022	2021
Selected operating data:
Net interest income	$102,761	$127,492	$104,951
Provision for (reversal of) credit losses on loans	2,575	(63)	(1,449)
Reversal of credit losses on unfunded loan commitments	(342)	(318)	(992)
Non-interest income	4,989	10,905	10,132
Non-interest expense	79,481	75,269	72,638
Net income	19,895	46,586	33,228
Net income per common share:
Basic	$1.24	$2.93	$2.32
Diluted	$1.24	$2.92	$2.30
Performance and other financial ratios:
Return on average assets	0.49%	1.08%	0.94%
Return on average equity	4.69%	11.16%	8.43%
Tax-equivalent net interest margin	2.63%	3.11%	3.17%
Cost of deposits	0.74%	0.06%	0.07%
Efficiency ratio	73.76%	54.39%	63.12%
Net charge-offs (recoveries)	$386	$(23)	$(93)
Net charge-offs (recoveries) to average loans	0.02%	NM	NM
Cash dividend payout ratio on common stock [1]	80.65%	33.45%	40.52%
Cash dividends per common share	$1.00	$0.98	$0.94
[1] Calculated as cash dividends per common share divided by basic net income per common share.
NM - Not meaningful.

Executive Summary

Annual earnings were $19.9 million in 2023, compared to $46.6 million in 2022. Diluted earnings were $1.24 per share in 2023, compared to $2.92 per share in 2022. Results for 2023 were significantly impacted by industry disruptions and the aftermath of a few regional bank failures in the first half of the year, causing some deposit run-off and a shift to higher cost funding sources, coupled with the FOMC's monetary policy resulting in rapid interest rate increases impacting both our funding costs and lending activity. However, we took several actions to reposition our balance sheet and improve our net interest margin, and, although there can be no assurance given, believe we laid the foundation for improved earnings in 2024, as discussed below.

The following are highlights of operating and financial performance for the year ended December 31, 2023:

•Over the course of 2023, balance sheet restructuring activities included the sale of $214.5 million in lower yielding available-for-sale securities, offsetting some losses with a gain from the sale of our remaining investment in Visa Inc. Class B restricted common stock, for a net pretax loss of $5.9 million. At the time, the sales proceeds were largely directed toward new loan originations and repayment of borrowings, which is expected to accelerate the improvement of the net interest margin over the coming quarters through higher interest earned on cash and loans and lower borrowing costs. In addition, the Bank entered into various interest rate swap agreements with notional values totaling $101.8 million to hedge balance sheet interest rate sensitivity and protect certain of our fixed-rate available-for-sale securities against changes in fair value related to changes in the benchmark interest rate. These interest rate swaps were accretive to net interest income in 2023.
•Loan balances of $2.074 billion as of December 31, 2023, were down slightly from $2.093 billion as of December 31, 2022. Loan originations were $144.1 million in 2023, compared to $240.2 million in 2022. Excluding paycheck protection loans ("PPP loans"), payoffs were $107.1 million in 2023, compared to $258.5 million in 2022. PPP loan payoffs during 2023 and 2022 were $2.7 million and $107.7 million, respectively. In addition, loan amortization from scheduled repayments, partially offset by the net utilization of lines of credit, reduced loans by $53.1 million in 2023.
•Our loan portfolio continues to perform well, with classified loans at 1.56% of total loans as of December 31, 2023, compared to 1.34% as of December 31, 2022. Non-owner-occupied commercial real estate loans made up $23.7 million, or 73%, of total classified loans as of December 31, 2023. Non-accrual loans were 0.39% and 0.12% of total loans as of December 31, 2023 and 2022, respectively. The Bank continues to proactively identify and manage credit risk within the loan portfolio.
•A $2.6 million provision for credit losses on loans in 2023 brought the allowance for credit losses to 1.21% of total loans, compared to 1.10% as of December 31, 2022. The increase was due primarily to adjustments to qualitative risk factors and specific allowances on loans with unique credit risk characteristics not indicative of pooled loans, as discussed below. This compares to a $63 thousand provision reversal in 2022.
•Total deposits decreased by $283.3 million to $3.290 billion as of December 31, 2023, from $3.573 billion as of December 31, 2022. As discussed further below, the decline was primarily due to a combination of outflows related to planned business activities, some balance declines associated with loan relationships exited during the year, and a number of customers moving cash into alternative investments to capture higher returns, a portion of which was directed to our own wealth management group. In addition, we had some deposit run-off as a result of regional bank failures and industry disruptions in the first half of the year. Non-interest bearing deposits continue to remain strong compared to our peers and made up 43.8% of total deposits as of December 31, 2023, compared to 51.5% as of December 31, 2022. We believe we are appropriately competitive in regard to deposit pricing, given our relationship banking model, which differentiates Bank of Marin through exceptional service. Estimated uninsured and/or uncollateralized deposits comprised 28% of total deposits as of December 31, 2023.

•Total borrowings decreased by $86.0 million to $26.0 million, compared to $112.0 million at December 31, 2022, as part of the strategic balance sheet restructuring in 2023. Net available funding sources of $2.0 billion provided 213% coverage of uninsured deposits as of December 31, 2023.
•The tax-equivalent net interest margin was 2.63% for 2023, compared to 3.11% for 2022. The decrease was primarily attributed to higher deposit and borrowing costs, partially offset by higher yields on loans and investment securities.
•All capital ratios were above well-capitalized regulatory requirements. Bancorp's total risk-based capital ratio was 16.89% as of December 31, 2023, compared to 15.90% as of December 31, 2022. Tangible common equity to tangible assets ("TCE ratio") increased to 9.73% as of December 31, 2023, from 8.21% as of December 31, 2022. While we do not intend to sell our held-to-maturity securities, the TCE ratio, net of after-tax unrealized losses on held-to-maturity securities as if the losses were realized, was 7.80% as of December 31, 2023, compared to 6.15% as of December 31, 2022 (refer to the discussion and reconciliation of this non-GAAP financial measure in the section below entitled Statement Regarding Use of Non-GAAP Financial Measures).
•The Board of Directors declared a cash dividend of $0.25 per share on January 25, 2024, which was the 75th consecutive quarterly dividend paid by Bancorp. The dividend was paid on February 15, 2024 to shareholders of record at the close of business on February 8, 2024.

Net Interest Income

Net interest income is the interest earned on loans, investments and other interest-earning assets minus interest expense incurred on deposits and other interest-bearing liabilities. Net interest income is impacted by changes in general market interest rates and by changes in the composition of interest-earning assets and interest-bearing liabilities. Interest rate changes can create fluctuations in net interest income and/or margin due to an imbalance in the timing of repricing or maturity of assets and liabilities. We manage interest rate risk exposure with the goal of minimizing the impact of interest rate volatility on net interest income.

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

Average Statements of Condition and Analysis of Net Interest Income
	Year ended			Year ended			Year ended
	December 31, 2023			December 31, 2022			December 31, 2021
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands; unaudited)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning deposits with banks [1]	$42,864	$2,329	5.36%	$120,395	$1,407	1.15%	$287,626	$399	0.14%
Investment securities [2,3]	1,753,708	39,100	2.23%	1,796,628	35,534	1.98%	866,790	16,999	1.96%
Loans [1,3,4,7]	2,099,719	99,018	4.65%	2,175,259	94,614	4.29%	2,155,982	92,376	4.23%
Total interest-earning assets [1]	3,896,291	140,447	3.56%	4,092,282	131,555	3.17%	3,310,398	109,774	3.27%
Cash and non-interest-bearing due from banks	37,868			53,534			61,299
Bank premises and equipment, net	8,348			7,400			5,964
Interest receivable and other assets, net	135,200			151,295			159,502
Total assets	$4,077,707			$4,304,511			$3,537,163
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$240,524	$1,036	0.43%	$294,682	$421	0.14%	$217,924	$172	0.08%
Savings accounts	281,611	867	0.31%	341,710	125	0.04%	268,397	94	0.04%
Money market accounts	1,013,620	18,553	1.83%	1,065,104	1,589	0.15%	864,625	1,520	0.18%
Time accounts, including CDARS	191,056	4,715	2.47%	140,547	323	0.23%	115,393	246	0.21%
Borrowings and other obligations [1,6]	221,623	11,562	5.15%	2,295	91	3.90%	892	9	1.08%
Subordinated debenture [1,5]	—	—	—%	—	—	—%	534	1,361	251.54%
Total interest-bearing liabilities	1,948,434	36,733	1.89%	1,844,338	2,549	0.14%	1,467,765	3,402	0.23%
Demand accounts	1,656,047			1,993,373			1,628,289
Interest payable and other liabilities	49,442			49,456			46,746
Stockholders' equity	423,784			417,344			394,363
Total liabilities & stockholders' equity	$4,077,707			$4,304,511			$3,537,163
Tax-equivalent net interest income/margin [1]		$103,714	2.63%		$129,006	3.11%		$106,372	3.17%
Reported net interest income/margin [1]		$102,761	2.60%		$127,492	3.07%		$104,951	3.13%
Tax-equivalent net interest rate spread			1.67%			3.03%			3.04%

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
[7] Net loan origination (costs) fees included in interest income totaled $(1.3) million, $1.1 million, and $7.0 million in 2023, 2022, and 2021, respectively.

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

	2023 compared to 2022				2022 compared to 2021
(in thousands, unaudited)	Volume	Yield/Rate	Mix	Total	Volume	Yield/Rate	Mix	Total
Interest-earning deposits with banks	$(906)	$5,135	$(3,307)	$922	$(233)	$2,961	$(1,720)	$1,008
Investment securities [1]	(849)	4,523	(108)	3,566	18,233	146	156	18,535
Loans [1]	(3,286)	7,966	(276)	4,404	826	1,401	11	2,238
Total interest-earning assets	(5,041)	17,624	(3,691)	8,892	18,826	4,508	(1,553)	21,781
Interest-bearing transaction accounts	(77)	848	(156)	615	61	139	49	249
Savings accounts	(22)	926	(162)	742	26	5	—	31
Money market accounts	(77)	17,906	(865)	16,964	352	(229)	(54)	69
Time accounts, including CDARS	116	3,146	1,130	4,392	54	19	4	77
Borrowings and other obligations	8,697	29	2,745	11,471	16	25	41	82
Subordinated debenture	—	—		—	—	(1,361)	—	(1,361)
Total interest-bearing liabilities	8,637	22,855	2,692	34,184	509	(1,402)	40	(853)
Tax-equivalent net interest income	$(13,678)	$(5,231)	$(6,383)	$(25,292)	$18,317	$5,910	$(1,593)	$22,634
[1] Yields and interest income on tax-exempt securities and loans are presented on a taxable-equivalent basis using the federal statutory rate of 21%.

2023 Compared to 2022

Net interest income totaled $102.8 million in 2023, compared to $127.5 million in 2022. The $24.7 million decrease from the prior year was primarily due to higher funding costs of $34.2 million, partially offset by higher average yields on earning assets.

The tax-equivalent net interest margin was 2.63% for 2023, compared to 3.11% for 2022. The decrease was primarily attributed to higher deposit and borrowing costs, partially offset by higher yields on loans and investment securities. Average interest-bearing deposit balances decreased by $115.2 million, while the average rate increased by 133 basis points, decreasing the margin by 58 basis points. Average borrowings and other obligations increased by $219.3 million, while the average cost increased by 125 basis points, decreasing the net interest margin by 29 basis points. Average loan balances decreased by $75.5 million, while the average yield increased by 36 basis points, increasing the margin by 23 basis points. Average investment securities decreased $42.9 million, while their average yield increased 25 basis points, improving the margin by 14 basis points.

2022 Compared to 2021

Net interest income totaled $127.5 million in 2022, compared to $105.0 million in 2021. The $22.5 million increase from the prior year was primarily due to higher balances in the investment and commercial real estate loan portfolios, which added $18.4 million and $6.1 million, respectively, to net interest income. Additionally, 2022 incorporated a full year of net interest income from the acquired earning assets of AMRB, compared to five months in 2021. Average interest-bearing liabilities increased $376.6 million, while the average cost dropped nine basis points, largely due to the extinguishment of subordinated debt that generated $1.4 million of interest expense in 2021.

The tax-equivalent net interest margin decreased six basis points to 3.11% in 2022, from 3.17% in 2021, as the proportion of average investment securities to average total interest-earning assets grew from 26% in 2021 to 44% in 2022, and fee income from PPP loans declined.

Market Interest Rates

Market interest rates are, in part, based on the target federal funds interest rate (the interest rate banks charge each other for short-term borrowings) implemented by the Federal Reserve Open Market Committee ("FOMC").

In response to the evolving risks to economic activity caused by the COVID-19 pandemic, the FOMC made two emergency federal funds rate cuts totaling 150 basis points in March 2020. The federal funds rate range remained between 0.0% and 0.25% through the beginning of 2022, putting downward pressure on our asset yields and net interest margin. Beginning in March 2022, the FOMC began successive increases to the federal funds rate due to evolving inflation risks, international political unrest, and oil and other supply chain disruptions. As a result of seven rate adjustments during 2022, the federal funds target rate range increased to between 4.25% and 4.50% at year-end 2022 and our net interest margin increased gradually over the course of the year. In 2023, on each of February 1st, March 22nd, May 3rd, and July 26th, the FOMC increased the target rate by 25 basis points to a range of 5.25% to 5.50%. Rising interest rates and first quarter disruptions in the banking industry resulted in rapid increases in the cost of funds through rising deposit costs and increased borrowings, putting pressure on the net interest margin. Additional rate increases are not widely anticipated in 2024, as Federal Reserve policymakers continue to monitor inflation and economic developments throughout the year. See ITEM 7A. Quantitative and Qualitative Disclosure about Market Risk for further information.

Provision for Credit Losses on Loans

Management assesses the adequacy of the allowance for credit losses on loans quarterly based on several factors, including growth or contraction of the loan portfolio, past events, current conditions, and reasonable and supportable forecasts to estimate expected losses over the contractual terms of our loans. The allowance for credit losses on loans is increased by provisions charged to expense and loss recoveries and decreased by loans charged off.

The following table shows the activity for the periods presented.

	Years ended December 31,
(dollars in thousands)	2023	2022	2021
Provision for (reversal of) credit losses on loans	$2,575	$(63)	$(1,449)

The provision in 2023 was due primarily to adjustments to qualitative risk factors from continued uncertainty about inflation and recession risks, the potential impact of rapidly increasing interest rates and other external factors on both our non-owner-occupied commercial real estate and construction portfolios, loan and collateral concentration risks in our construction and commercial real estate portfolios, heightened portfolio management in light of current economic conditions, and continued negative trends in adversely graded loans and/or collateral values for our non-owner occupied commercial real estate office and multi-family real estate portfolios. The allowance for individually evaluated loans increased for a small number of loans that exhibited credit risk characteristics over time that were not indicative of pooled loans in the CECL calculation, including collateral valuation issues caused by persistently higher than average vacancy rates and estimated credit losses from other adjustments to discounted expected cash flows or estimated loss rates. Other elements of the provision included a $406 thousand loss on the note sale of an owner-occupied agricultural commercial real estate loan to an unrelated third party that was charged to the allowance concurrent with the sale and a slight increase in Moody's Analytics' Baseline Forecast of California's unemployment rate, partially offset by the impact of a $45.0 million overall decrease in loans.

The provision reversal in 2022 was largely due to a $55.4 million decrease in applicable loan balances (excludes the $107.7 million decrease in PPP loans for which there was no allowance) and improvements in Moody's Analytics' Baseline Forecast of California unemployment rates since December 31, 2021, which decreased the quantitative "modeled" allowance for credit losses. These decreases were partially offset by adjustments to qualitative risk factors to account for the ongoing deterioration in the economic outlook that management believed was not captured in the quantitative portion of the allowance calculation.

The provision reversal in 2021 was primarily due to continued improvements in Moody's Analytics' Baseline Forecast of California unemployment rates at the time, and adjustments to qualitative risk factors due to a decline in the volume of loans downgraded to substandard classification, fewer delinquencies, and the elimination of an allowance related to a commercial real estate loan that had been individually analyzed for potential credit losses in the previous periods and paid off in 2021. These reversals were partially offset by an increase in the allowance for credit losses related to qualitative risk factor adjustments for recent changes in executive leadership and senior lending positions, and integration of loans from the merger with AMRB.

Non-interest Income

The table below details the components of non-interest income.

				2023 compared to 2022		2022 compared to 2021
	Years ended December 31,			Amount Increase (Decrease)	Percent Increase (Decrease)	Amount Increase (Decrease)	Percent Increase (Decrease)
(dollars in thousands; unaudited)	2023	2022	2021
Wealth management and trust services	$2,145	$2,227	$2,222	$(82)	(3.7)%	$5	0.2%
Service charges on deposit accounts	2,083	2,007	1,593	76	3.8%	414	26.0%
Debit card interchange fees, net	1,831	2,051	1,812	(220)	(10.7)%	239	13.2%
Earnings on bank-owned life insurance, net	1,802	1,229	2,194	573	46.6%	(965)	(44.0)%
Dividends on Federal Home Loan Bank stock	1,265	1,056	760	209	19.8%	296	38.9%
Merchant interchange fees, net	496	549	422	(53)	(9.7)%	127	30.1%
Losses on sale of investment securities, net	(5,893)	(63)	(16)	(5,830)	9,254.0%	(47)	293.8%
Other income	1,260	1,849	1,145	(589)	(31.9)%	704	61.5%
Total non-interest income	$4,989	$10,905	$10,132	$(5,916)	(54.3)%	$773	7.6%

2023 Compared to 2022

Non-interest income totaled $5.0 million in 2023, a $5.9 million decrease from $10.9 million in 2022. The decrease in 2023 was primarily due to the $5.9 million net loss on the sale of investment securities mentioned above. Excluding this loss, non-interest income decreased by $86 thousand, which included a $504 thousand decline in deposit network fees earned when deposit balances were brought back on the balance sheet, and a $220 thousand decrease in debit card interchange income. Decreases were partially offset by $573 thousand higher benefit payments from and earnings on bank-owned life insurance, and $209 thousand from increases in dividends on Federal Home Loan Bank stock.

2022 Compared to 2021

Non-interest income totaled $10.9 million in 2022, a $773 thousand increase from $10.1 million in 2021. The increase was primarily due to higher fees on deposit balances held in off-balance sheet deposit networks, contributing $504 thousand in additional income, $414 thousand more service charges on deposit accounts, a $366 thousand increase in debit card and merchant interchange fees, $296 thousand higher FHLB dividends, and a combination of smaller increases. Increases were partially offset by a $965 thousand reduction in bank-owned life insurance, as the prior year included $1.1 million in benefits collected on insurance policies. Additionally, 2022 incorporated a full year of non-interest income from the AMRB acquisition, compared to five months in 2021.

Non-interest Expense

The table below details the components of non-interest expense.

				2023 compared to 2022		2022 compared to 2021
	Years ended December 31,			Amount Increase (Decrease)	Percent Increase (Decrease)	Amount Increase (Decrease)	Percent Increase (Decrease)
(dollars in thousands; unaudited)	2023	2022	2021
Salaries and employee benefits	$43,448	$42,046	$41,939	$1,402	3.3%	$107	0.3%
Occupancy and equipment	8,306	7,823	7,297	483	6.2%	526	7.2%
Data processing	4,057	4,649	5,139	(592)	(12.7)%	(490)	(9.5)%
Professional services	3,598	3,299	4,974	299	9.1%	(1,675)	(33.7)%
Deposit network fees	2,783	258	26	2,525	978.7%	232	892.3%
Depreciation and amortization	2,098	1,840	1,740	258	14.0%	100	5.7%
Federal Deposit Insurance Corporation insurance	1,878	1,179	889	699	59.3%	290	32.6%
Information technology	1,569	2,197	1,550	(628)	(28.6)%	647	41.7%
Amortization of core deposit intangible	1,350	1,489	1,135	(139)	(9.3)%	354	31.2%
Directors' expense	1,212	1,107	957	105	9.5%	150	15.7%
Charitable contributions	717	709	587	8	1.1%	122	20.8%
Other real estate owned	48	359	5	(311)	(86.6)%	354	NM
Other non-interest expense:
Advertising	1,244	1,070	908	174	16.3%	162	17.8%
Other expense	7,173	7,244	5,492	(71)	(1.0)%	1,752	31.9%
Total other non-interest expense	8,417	8,314	6,400	103	1.2%	1,914	29.9%
Total non-interest expense	$79,481	$75,269	$72,638	$4,212	5.6%	$2,631	3.6%
NM - not meaningful

2023 Compared to 2022

Non-interest expenses increased $4.2 million to $79.5 million in 2023 from $75.3 million in 2022. Significant fluctuations were as follows:

•Deposit network fees increased by $2.5 million as customers sought additional FDIC insurance protection through reciprocal deposit networks.
•Salaries and employee benefits increased by $1.4 million primarily due to the filling of open positions and the hiring of several key employees and officers, an increase in SERP-related expenses largely due to new and retired participant adjustments lowering costs for 2022, an increase in deferred officer compensation expense from increased participation and interest rates, higher insurance costs, and lower deferred loan origination costs. Increases to salaries and employee benefits were partially offset by a decrease in profit sharing expense mainly from accrual adjustments and because some contributions in 2023 were made from forfeitures rather than paid in cash, a decrease in accrued incentive bonuses, and a decrease in stock-based compensation from changes in award structure and estimated performance award payout estimates.
•FDIC insurance costs increased by $699 thousand due to an increase in the FDIC statutory assessment rate to strengthen the Deposit Insurance Fund.
•Occupancy and equipment and depreciation and amortization expenses rose by $483 thousand and $258 thousand, respectively, mainly from the acceleration of lease-related costs for branch closures in the first quarter of 2023 and higher maintenance costs.
•Professional services expenses increased by $299 thousand, mainly from consulting fees associated with core systems contract negotiations, systems transformation projects, and internal and external audit costs.
•Information technology and data processing expenses decreased by $628 thousand and $592 thousand, respectively, due to our core system contract renegotiation for the current period and because the prior year included data processing expenses largely eliminated after the systems conversion associated with the American River Bankshares merger.

•Other real estate owned expenses decreased by $311 thousand due to the write-down in 2022 of the property that was then sold in the third quarter of 2023.

2022 Compared to 2021

Non-interest expenses increased $2.6 million to $75.3 million in 2022 from $72.6 million in 2021. Significant fluctuations were as follows:

•Information technology expenses increased by $647 thousand due to investments in software and equipment during 2022.
•Total occupancy expenses, including depreciation and amortization, increased $626 thousand resulting primarily from merger growth and $212 thousand in accelerated costs related to planned branch closures.
•Other increases in 2022 included core deposit intangible amortization and FDIC insurance, largely attributable to the 2021 AMRB acquisition, a $345 thousand valuation adjustment in other real estate owned expense, and a $490 thousand increase in employment recruiting costs included in other expense.
•Salaries and employee benefits expense remained relatively flat year-over-year. In 2022, increases in staffing and profit sharing expenses, a reduction in deferred loan origination costs, and a combination of smaller items were largely offset by a decrease in supplemental executive retirement plan expense from an adjustment to the discount rate, and a decline in merger-related expenses, as shown in Note 18, Merger, in ITEM 8 of this report.
•Professional services expense decreased by $1.7 million from the prior year, primarily due to higher merger-related costs and additional consulting expenses associated with PPP loan forgiveness application processing in 2021, partially offset by higher audit and accounting fees in 2022.
•Data processing expenses decreased by $490 thousand primarily due to merger-related expenses in 2021, partially offset by an increase in processing costs in 2022 associated with higher volumes for the larger bank.

Provision for Income Taxes

Income tax provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income. Provisions also reflect permanent differences between income for tax and financial reporting purposes (such as earnings on tax exempt loans and municipal securities, bank-owned life insurance ("BOLI"), low-income housing tax credits, and stock-based compensation from the exercise of stock options, disqualifying dispositions of incentive stock options and vesting of restricted stock awards).

The provision for income taxes totaled $6.1 million at an effective tax rate of 23.6% in 2023, compared to $16.9 million at an effective tax rate of 26.6% in 2022 and $11.7 million at an effective tax rate of 26.0% in 2021. The decrease in the provision for income taxes in 2023, as compared to 2022, reflected lower pre-tax income. The 300 basis point decrease in the effective tax rate in 2023, as compared to 2022, was primarily due to a larger proportional effect of permanent tax differences on lower pretax income and higher tax-exempt BOLI income. This decrease was partially offset by a reduction in the tax-exempt interest exclusion (due to a larger IRC Section 291(e) interest expense disallowance), compared to 2022. The 60 basis point increase in the effective tax rate in 2022 as compared to 2021 was primarily due to lower BOLI income and the smaller proportion of tax-exempt loan and investment securities interest income to pre-tax income in 2022, partially offset by the non-deductible merger expenses and executive compensation in 2021.

We file a consolidated return in the U.S. federal tax jurisdiction and a combined return in the state of California tax jurisdiction. There were no ongoing federal or state income tax examinations at the time of the issuance of this report. As of December 31, 2023 and 2022, neither the Bank nor Bancorp had accruals for interest or penalties related to unrecognized tax benefits.

FINANCIAL CONDITION

Investment Securities

We maintain an investment securities portfolio to provide liquidity and generate earnings on funds that have not been loaned to customers. Management determines the maturities and types of securities to be purchased based on liquidity and interest rate risk position, and the desire to attain a reasonable investment yield balanced with risk exposure. The tables below show the composition of the debt securities portfolio by weighted average life at December 31, 2023 and 2022. Weighted average life takes into account the issuer's right to call or prepay obligations, with or without call or prepayment penalties. The weighted average life of the investment portfolio at December 31, 2023 and 2022 was approximately 6.6 and 6.8 years, respectively. The effective duration of the investment portfolio was 5.2 and 5.0 at December 31, 2023 and 2022, respectively.

December 31, 2023	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total
(dollars in thousands; unaudited)	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	Amortized Cost[1]	Fair Value	Average Yield[2]
Held-to-maturity:
MBS/CMOs issued by U.S. government agencies	$—	—%	$139,418	3.41%	$462,010	2.23%	$83,757	2.1%	$685,185	$605,934	2.45%
SBA-backed securities	—	—	1,853	3.17	—	—	—	—	1,853	1,763	3.17
Debentures of government-sponsored agencies	—	—	29,994	4.38	83,345	1.83	32,787	1.85	146,126	124,132	2.36
Obligations of state and political subdivisions - tax-exempt[3]	—	—	3,070	3.77	2,392	3.65	26,220	2.74	31,682	29,820	2.91
Obligations of state and political subdivisions - taxable	—	—	—	—	12,473	1.99	17,879	2.36	30,352	24,377	2.21
Corporate bonds	—	—	30,000	3.63	—	—	—	—	30,000	28,804	3.63
Total held-to-maturity	—	—	204,335	3.59	560,220	2.17	160,643	2.19	925,198	814,830	2.48
Available-for-sale:
MBS/CMOs issued by U.S. government agencies	677	1.93	261,575	2.05	116,365	2.24	13,720	3.05	392,337	352,472	2.14
SBA-backed securities	—	—	21,126	2.45	—	—	—	—	21,126	19,471	2.45
Debentures of government sponsored agencies	—	—	64,929	1.22	8,970	1.36	—	—	73,899	66,862	1.23
U.S. Treasury securities	—	—	11,923	1.00	—	—	—	—	11,923	10,623	1.00
Obligations of state and political subdivisions - tax-exempt[3]	—	—	5,142	1.59	14,602	2.04	69,382	2.68	89,126	80,720	2.51
Obligations of state and political subdivisions - taxable	100	3.14	3,005	1.31	8,956	1.74	1,015	1.98	13,076	11,162	1.67
Corporate bonds	—	—	11,992	1.19	—	—	—	—	11,992	10,718	1.19
Asset-backed securities	—	—	—	—	—	—	—	—	—	—	—
Total available-for-sale	777	2.08	379,692	1.86	148,893	2.13	84,117	2.73	613,479	552,028	2.04
Total	$777	2.08%	$584,027	2.46%	$709,113	2.16%	$244,760	2.37%	$1,538,677	$1,366,858	2.31%

December 31, 2022	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total
(dollars in thousands; unaudited)	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	Amortized Cost[1]	Fair Value	Average Yield[2]
Held-to-maturity:
MBS/CMOs issued by U.S. government agencies	$463	0.63%	$152,817	3.36%	$419,822	2.20%	$158,410	2.28%	$731,512	$643,437	2.46%
SBA-backed securities	—	—	2,372	3.17	—	—	—	—	2,372	2,239	3.17
Debentures of government-sponsored agencies	—	—	24,993	4.26	47,017	2.06	73,813	1.91	145,823	119,356	2.36
Obligations of state and political subdivisions - tax-exempt[3]	—	—	—	—	5,515	3.72	26,600	2.74	32,115	28,846	2.90
Obligations of state and political subdivisions - taxable	—	—	—	—	4,708	1.84	25,677	2.28	30,385	22,913	2.21
Corporate bonds	—	—	30,000	3.63	—	—	—	—	30,000	28,448	3.63
Total held-to-maturity	463	0.63	210,182	3.50	477,062	2.20	284,500	2.22	972,207	845,239	2.49
Available-for-sale:
MBS/CMOs issued by U.S. government agencies	2,305	2.02	317,528	2.13	198,809	2.43	9,823	2.55	528,465	475,505	2.25
SBA-backed securities	65	1.01	47,166	2.66	—	—	493	5.03	47,724	44,355	2.68
Debentures of government sponsored agencies	—	—	140,145	1.29	6,977	1.35	1,992	1.39	149,114	135,106	1.29
U.S. Treasury securities	—	—	—	—	11,904	1.00	—	—	11,904	10,269	1.00
Obligations of state and political subdivisions - tax-exempt[3]	—	—	9,711	2.09	11,721	2.86	81,922	2.67	103,354	91,138	2.64
Obligations of state and political subdivisions - taxable	200	3.16	1,808	1.65	10,475	1.67	1,018	1.98	13,501	10,985	1.71
Corporate bonds	—	—	31,000	1.03	5,990	1.23	—	—	36,990	33,276	1.05
Asset-backed securities	—	—	—	—	1,553	5.04	—	—	1,553	1,462	5.04
Total available-for-sale	2,570	2.09	547,358	1.89	247,429	2.30	95,248	2.64	892,605	802,096	2.09
Total	$3,033	1.87%	$757,540	2.34%	$724,491	2.24%	$379,748	2.33%	$1,864,812	$1,647,335	2.30%
1 Book value reflects cost, adjusted for accumulated amortization and accretion.
2 Weighted average calculation is based on amortized cost of securities.
3 Yields on tax-exempt municipal bonds are presented on a taxable equivalent basis, using a federal tax rate of 21%.

The amortized cost of our investment securities portfolio decreased by $326.1 million, or 17.5%, in 2023. In 2023, we sold $214.5 million in available-for-sale securities with an average yield of 2.35%, as part of a balance sheet restructuring, including $75.2 million in debentures of government sponsored agencies, $69.6 million in agency collateralized mortgage obligations ("CMOs"), $25.0 million in corporate bonds, $15.4 million in SBA-backed securities, $14.6 million in agency mortgage-backed securities ("MBSs"), $13.2 million in obligations of state and political subdivisions, and $1.4 million in asset-backed securities. Offset by a $2.8 million pre-tax gain from the sale of our remaining holdings of Visa Inc. Class B restricted common stock, these sales of available-for-sale securities generated a net pre-tax loss of $5.9 million.

In 2022, we transferred $357.5 million of available-for-sale securities to held-to-maturity. Refer to Note 2, Investment Securities, to the Consolidated Financial Statements in ITEM 8 of this report for further information.

We consider agency debentures and CMOs issued by U.S. government sponsored entities to have low credit risk as they carry the credit support of the U.S. federal government. The debentures, CMOs and MBS issued by U.S. government sponsored agencies, SBA-backed securities and U.S. Treasury securities made up 86.6% of the portfolio as of December 31, 2023, compared to 86.7% at December 31, 2022. See the discussion in the section captioned “Securities May Lose Value Due to Credit Quality of the Issuers” in ITEM 1A Risk Factors above.

At December 31, 2023 and 2022, distribution of our investment in obligations of state and political subdivisions was as follows:

	December 31, 2023			December 31, 2022
(dollars in thousands; unaudited)	Amortized Cost	Fair Value	Percent of State and Municipal Securities	Amortized Cost	Fair Value	Percent of State and Municipal Securities
Within California:
General obligation bonds	$24,191	$20,009	14.7%	$25,806	$20,768	14.4%
Revenue bonds	3,507	2,917	2.1	3,719	2,987	2.1
Tax allocation bonds				—	—	—
Total within California	27,698	22,926	16.8	29,525	23,755	16.5
Outside California:
General obligation bonds	108,846	98,139	66.3	121,908	106,375	68.0
Revenue bonds	27,692	25,014	16.9	27,922	23,752	15.5
Total outside California	136,538	123,153	83.2	149,830	130,127	83.5
Total obligations of state and political subdivisions	$164,236	$146,079	100.0%	$179,355	$153,882	100.0%
Percent of investment portfolio	10.7%	10.7%		9.6%	9.3%

The portion of the portfolio outside the state of California is distributed among twelve states. Of the total investment in obligations of state and political subdivisions, the largest concentrations outside California are in Texas (37.1%), Washington (15.4%), and Wisconsin (9.0%). Our investments in obligations issued by municipal issuers in Texas are either guaranteed by the AAA-rated Texas Permanent School Fund ("PSF"), rated AAA without enhancement, or backed by revenue sources from essential services (such as utilities and transportation).

Investments in states, municipalities and political subdivisions are subject to an initial pre-purchase credit assessment and ongoing monitoring. Key considerations include:
•The soundness of a municipality’s budgetary position and the stability of its tax revenues
•Debt profile and level of unfunded liabilities, diversity of revenue sources, taxing authority of the issuer
•Local demographics and economics including unemployment data, the largest local taxpayers and employers, income indices, and home values
•For revenue bonds, the source and strength of revenue for municipal authorities, including obligors' financial condition and reserve levels, annual debt service and debt coverage ratio, and credit enhancement (such as insurers' strength)
•Credit ratings by major credit rating agencies

Loans

Loans Outstanding by Class and Percent of Total

	December 31, 2023		December 31, 2022
(in thousands; unaudited)	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
Commercial and industrial	$153,750	7.4%	$173,547	8.3%
Real estate
Commercial owner-occupied	333,181	16.1	354,877	17.0
Commercial non-owner occupied	1,219,385	58.8	1,191,889	56.9
Construction	99,164	4.8	114,373	5.5
Home equity	82,087	4.0	88,748	4.2
Other residential	118,508	5.7	112,123	5.4
Installment and other consumer	67,645	3.2	56,989	2.7
Total loans, at amortized cost	2,073,720	100.0%	2,092,546	100.0%
Allowance for credit losses on loans	(25,172)		(22,983)
Total loans, net of allowance for credit losses	$2,048,548		$2,069,563

Loans decreased by $18.8 million in 2023, or 1%, to $2.074 billion as of December 31, 2023, from $2.093 billion as of December 31, 2022. Loan originations were $144.1 million in 2023, compared to $240.2 million in 2022. Non-PPP payoffs were $107.3 million in 2023, compared to $258.5 million in 2022. PPP loan payoffs during 2023 and 2022 were $2.5 million and $107.7 million, respectively. The majority of the payoffs were a result of asset sales, cash payoffs, project completions, and purposeful relationship exits, all of which showcased the Bank's focus on credit quality and proactive engagement with customers. It should be noted that only a minimal amount was refinanced. In addition, $53.1 million of loan amortization from scheduled repayments, net of credit line utilization, contributed to the decline in loan balances for 2023. The originations and payoffs noted above, combined with utilization on lines of credit and amortization on existing loans, resulted in a net decrease for this period.

Non-PPP payoffs as a percentage of beginning-of-year loan balances were 5.1% in 2023 and 11.5% in 2022. Approximately 90%, of total loans were secured by real estate as of both December 31, 2023 and 2022. For additional information on loan concentration risk, see ITEM 1A, Risk Factors.

The following table summarizes our commercial real estate loan concentrations by the county in which the property was located as of December 31, 2023 and 2022.

Commercial Real Estate Loans Outstanding by County

(dollars in thousands; unaudited)	December 31, 2023		December 31, 2022
County	Amount	Percent of Commercial Real Estate Loans	Amount	Percent of Commercial Real Estate Loans
Marin	$317,862	20.5%	$339,805	22.0%
Sonoma	256,516	16.5	245,883	15.9
San Francisco	186,803	12.0	173,511	11.2
Napa	178,685	11.5	186,477	12.1
Alameda	156,934	10.1	163,381	10.6
Sacramento	125,483	8.1	120,146	7.8
Contra Costa	72,580	4.7	67,356	4.4
Placer	40,733	2.6	28,928	1.9
Solano	39,247	2.5	32,235	2.1
San Mateo	35,420	2.3	37,681	2.4
Santa Clara	24,086	1.6	21,091	1.4
San Joaquin	15,261	1.0	15,585	1.0
El Dorado	11,257	0.7	12,822	0.8
Other	91,699	5.9	101,865	6.4
Total	$1,552,566	100.0%	$1,546,766	100.0%

Commercial real estate loans increased by $5.8 million in 2023, compared to a $34.6 million decrease in 2022. The increase in 2023 was comprised of the $27.5 million increase within the non-owner occupied loan portfolio, partially offset by the $21.7 million decrease within the owner-occupied loan portfolio. The decrease in 2022 was primarily due to cash paydowns as part of ongoing deleveraging, refinancing, and asset sales. Of the commercial real estate loans as of December 31, 2023, 79% were non-owner occupied and 21% were owner-occupied. Almost the entire commercial real estate loan portfolio is comprised of term loans for which the primary source of repayment is either the cash flow from leasing activities of the real estate collateral or the operating cash flow of the owner occupant.

With the heightened market concern about non-owner-occupied commercial real estate, and in particular the office sector, we are providing the following additional information: We continue to maintain diversity among property types and within our geographic footprint. In particular, our office commercial real estate portfolio in the City of San Francisco represents just 3% of our total loan portfolio and 6% of our total non-owner-occupied commercial real estate portfolio. As of the last measurement period, the weighted average loan-to-value and weighted average debt-service coverage ratios for the entire non-owner-occupied office portfolio were 59% and 1.60x, respectively. For the thirteen non-owner-occupied office loans in the City of San Francisco, the weighted average loan-to-value and debt-service coverage ratios were 67% and 1.00x, respectively. As of December 31, 2023, we conducted a review of the refinance risk in our non-owner-occupied commercial real estate portfolio and evaluated 70 loans with commitments of $1.0 million or more, totaling $184.1 million, that mature or reprice in 2024 and 2025. As a result of our assessment, we determined that the refinance risk on these loans is manageable, with weighted average debt service coverage ratios ranging from 1.52 to 1.69 times for maturities and from 1.20 to 1.59 times for repricings based on current market interest rates. As such, we believe the non-owner-occupied commercial real estate portfolio is well-positioned to absorb a higher rate environment at the loans' repricing or maturity dates.

The following table shows an analysis of construction loans by type and county as of December 31, 2023 and 2022.

Construction Loans Outstanding by Type and County

(dollars in thousands; unaudited)	December 31, 2023		December 31, 2022
Loan Type	Amount	Percent of Construction Loans	Amount	Percent of Construction Loans
Apartments and multifamily	$45,390	45.8%	$60,347	52.7%
Commercial real estate	26,042	26.3	33,746	29.5
1-4 Single family residential	26,666	26.9	19,171	16.8
Land - unimproved	1,066	1.0	1,109	1.0
Total	$99,164	100.0%	$114,373	100.0%

(dollars in thousands; unaudited)	December 31, 2023		December 31, 2022
County	Amount	Percent of Construction Loans	Amount	Percent of Construction Loans
San Francisco	$43,341	43.7%	$45,271	39.6%
Alameda	32,808	33.1	20,163	17.6
Solano	11,372	11.5	18,873	16.5
San Mateo	4,851	4.9	4,409	3.9
Marin	4,542	4.6	7,784	6.8
Other	2,250	2.2	17,873	15.6
Total	$99,164	100.0%	$114,373	100.0%

Construction loans decreased by $15.2 million in 2023, compared to a decrease of $5.5 million in 2022. The decrease in 2023 was primarily due to $22.2 million in payoffs and $16.9 million in conversions to commercial real estate financing. These decreases were partially offset by $24.5 million in advances on existing construction loans. The decrease in 2022 was primarily due to $46.6 million in payoffs and $3.6 million in conversions to commercial real estate financing. These decreases were partially offset by $37.5 million advanced on existing construction loans and $7.2 million in new financing. Undisbursed construction loan commitments at December 31, 2023 and 2022 were $13.9 million and $43.2 million, respectively.

The following table presents the amortized costs and maturity distribution of our loans by portfolio class as of December 31, 2023 based on their contractual maturity dates. Maturities do not include scheduled payments or potential prepayments.

Loan Maturity Distribution

	Due within 1 year	Due after 1 through 5 years	Due after 5 through 15 years	Due after 15 years	Total
(in thousands; unaudited)
Commercial and industrial	$68,410	$36,326	$46,095	$2,919	$153,750
Real estate
Commercial owner-occupied	12,224	92,743	221,009	7,205	333,181
Commercial non-owner occupied	65,360	437,117	699,118	17,790	1,219,385
Construction [1]	69,652	—	29,512	—	99,164
Home equity	3,818	20,856	56,086	1,327	82,087
Other residential	1,283	128	1,684	115,413	118,508
Installment and other consumer loans	1,078	9,393	56,984	190	67,645
Total	$221,825	$596,563	$1,110,488	$144,844	$2,073,720
1 Construction loans that mature after 5 years are structured to convert to permanent financing after the initial construction period.

The following table shows the mix of variable-rate loans and fixed-rate loans due after one year by portfolio class as of December 31, 2023. The large majority of variable-rate loans are tied to independent indices, such as the Prime Rate or a Treasury Constant Maturity Rate. Most loans with original terms of more than five years have provisions for the fixed rates to reset, or convert to variable rates, after three, five or seven years. These loans are included in the variable-rate balances below.

Loan Interest Rate Sensitivity - Due After One Year

(in thousands; unaudited)	Fixed	Variable	Total
Commercial and industrial	$72,591	$12,749	$85,340
Real estate
Commercial owner-occupied	183,633	137,324	320,957
Commercial non-owner occupied	727,415	426,610	1,154,025
Construction	29,512	—	29,512
Home equity	640	77,629	78,269
Other residential	1,327	115,898	117,225
Installment and other consumer loans	51,380	15,187	66,567
Total	$1,066,498	$785,397	$1,851,895

Allowance for Credit Losses on Loans

The allowance for credit losses on loans is calculated in accordance with ASC 326 based on management's best estimate of current expected credit losses over the loans' contractual terms, adjusted for estimated prepayments where applicable. The contractual terms exclude anticipated extensions, renewals and modifications. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. All specifically identifiable and quantifiable losses are charged off against the allowance. The ultimate adequacy of the allowance depends on a variety of complex factors, some of which may be beyond management's control, such as volatility in the real estate market, changes in interest rates and economic and political environments. Based on the current conditions of the loan portfolio and reasonable and supportable forecasts, management believes that the $25.2 million allowance for credit losses at December 31, 2023 was adequate to absorb expected credit losses in our loan portfolio. For additional information on our allowance for credit losses methodology, refer to Notes 1 and 3 to the Consolidated Financial Statements in ITEM 8 of this report.

The ratio of the allowance for credit losses to total loans was 1.21% at December 31, 2023 and 1.10% at December 31, 2022.

The $2.2 million increase in the allowance for credit losses on loans in 2023 was largely due to adjustments to qualitative risk factors from continued uncertainty about inflation and recession risks, the potential impact of rapidly increasing interest rates and other external factors, loan and collateral concentration risk, heightened portfolio management in light of current economic conditions, and continued negative trends in adversely graded loans and/or collateral values. The allowance for individually evaluated loans increased for a small number of loans that exhibited credit risk characteristics over time that were not indicative of pooled loans in the CECL calculation. Other elements of the increased allowance included a $406 thousand loss on the note sale of a loan that was charged to the allowance concurrent with the sale, contributing to the $386 thousand in net charge-offs and the impact of a slight increase in Moody's Analytics' Baseline Forecast of California's unemployment rate, partially offset by the effect of a $45.0 million overall decrease in loans. For further information, refer to the Provision for Credit Losses section above, and Notes 1 and 3 to the Consolidated Financial Statements in ITEM 8 of this report.

The following table presents the allowance for credit losses on loans by loan portfolio class in accordance with the methodology described in Note 1 to the Consolidated Financial Statements in ITEM 8 of this report, as well as the percentage of total loans in each of the same loan portfolio classes as of December 31, 2023 and 2022.

Allocation of the Allowance for Credit Losses
(dollars in thousands; unaudited)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, non-owner occupied	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
December 31, 2023
Modeled expected credit losses	$897	$1,270	$7,380	$185	$482	$619	$634	$—	$11,467
Qualitative adjustments	622	1,205	6,327	1,647	70	33	342	2,038	12,284
Specific allocations	193	1	1,226	—	—	1	—	—	1,421
Total	$1,712	$2,476	$14,933	$1,832	$552	$653	$976	$2,038	$25,172
Loans as a percent of total loans	7.4%	16.1%	58.8%	4.8%	4.0%	5.7%	3.2%	N/A	100.0%
December 31, 2022
Modeled expected credit losses	$1,079	$1,497	$7,937	$453	$504	$571	$610	$—	$12,651
Qualitative adjustments	706	990	4,739	1,484	54	24	258	2,068	10,323
Specific allocations	9	—	—	—	—	—	—	—	9
Total	$1,794	$2,487	$12,676	$1,937	$558	$595	$868	$2,068	$22,983
Loans as a percent of total loans	8.3%	17.0%	56.9%	5.5%	4.2%	5.4%	2.7%	N/A	100.0%
The table below shows the activity in the allowance for credit losses for each of the three years presented below.

Allowance for Credit Losses on Loans Rollforward

(dollars in thousands; unaudited)	2023	2022	2021
Beginning balance	$22,983	$23,023	$22,874
Provision for (reversal of) credit losses	2,575	(63)	(1,449)
Initial allowance for PCD loans	—	—	1,505
Loans charged-off:
Commercial and industrial	(11)	(9)	—
Real estate:
Commercial real estate, owner-occupied	(406)	—	—
Installment and other consumer	(24)	(23)	(5)
Total loans charged-off	(441)	(32)	(5)
Loans recovered:
Commercial and industrial	29	22	14
Real estate:
Construction	25	33	34
Home equity	—	—	50
Installment and other consumer	1	—	—
Total loans recovered	55	55	98
Net loans (charged-off) recovered	(386)	23	93
Ending balance	$25,172	$22,983	$23,023
Total loans, at amortized cost	$2,073,720	$2,092,546	$2,255,645
Average total loans outstanding during year	$2,099,719	$2,175,259	$2,155,982
Ratio of allowance for credit losses to total loans at end of year	1.21%	1.10%	1.02%
Net charge-offs (recoveries) to average loans	0.02%	NM	NM
NM - Not meaningful.

The following table shows non-performing assets as of December 31, 2023 and 2022.

Non-Performing Assets

(dollars in thousands; unaudited)	December 31, 2023	December 31, 2022
Non-accrual loans:
Commercial and industrial	$4,008	$—
Real estate:
Commercial, owner-occupied	434	1,563
Commercial, non-owner occupied	3,081	—
Home equity	469	778
Installment and other consumer	—	91
Total non-accrual loans	$7,992	$2,432
Other real estate owned	$—	$455
Total non-performing assets	$7,992	$2,887
Criticized and classified loans:
Special mention	$135,171	$60,207
Substandard	$32,324	$28,010
Doubtful	$—	$99
Allowance for credit losses to non-accrual loans	3.15x	9.45x
Non-accrual loans to total loans	0.39%	0.12%
Non-performing assets to total assets	0.21%	0.07%
Non-Accrual Loans

Non-accrual loans increased by $5.6 million in 2023, primarily due to $7.6 million in loans designated as non-accrual in 2023 comprised mostly of commercial and industrial and non-owner occupied commercial real estate loans. These increases were partially offset by the payoff of two owner-occupied commercial real estate loans totaling $1.3 million and four home equity loans totaling $421 thousand, the upgrade of a $223 thousand home equity loan and a $91 thousand personal loan to accrual status, as a result of improved financial condition and performance, and $83 thousand in paydowns. Over 66% of the non-accrual loans as of December 31, 2023 were well-secured by either commercial or residential real estate.

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

Criticized and Classified Loans

Loans designated as special mention, which are not considered adversely classified, increased by $75.0 million in 2023, primarily due to downgrades from the watch category to special mention. The majority of the downgrades from watch to special mention were not necessarily due to worsening conditions or deterioration in the borrowers' financial condition but to a lack of meaningful improvement over the most recent quarters. Of the $92.5 million in downgrades to special mention in 2023, $83.2 million (or 90%) were collateralized by real estate. These increases were partially offset by $7.7 million in paydowns and payoffs, $6.0 million in downgrades from special mention to substandard, and $3.8 million in upgrades to a pass risk rating.

Loans designated as special mention decreased by $13.1 million in 2022, primarily due to $30.2 million in upgrades to a pass risk rating, $7.7 million in paydowns and payoffs, and $3.6 million in downgrades from special mention to substandard. These decreases were partially offset by $27.8 million in downgrades from pass to special mention and $695 thousand in upgrades from substandard to special mention during 2022. Of the $27.8 million in downgrades to special mention, $22.5 million (or 81%) was well-secured by commercial real estate, and the remaining $5.3 million commercial loans had strong support.

Loans classified as substandard increased by $4.2 million in 2023, primarily due to downgrades from special mention totaling $6.0 million and from pass totaling $3.7 million, partially offset by $4.5 million in paydowns and payoffs and $939 thousand in upgrades to pass. Of the downgraded loans, $7.0 million (or 72%) was secured by commercial real estate, and the remaining $2.7 million was to commercial borrowers.

Loans classified as substandard decreased by $8.1 million in 2022, primarily due to $16.1 million in paydowns and payoffs and $871 thousand in upgrades to special mention or pass, partially offset by downgrades totaling $8.8 million. Of the downgraded loans, $4.7 million (or 53%) was secured by commercial real estate, and $3.6 million (or 41%) was to commercial borrowers. In addition, of the $16.1 million in paydowns and payoffs, $2.7 million was from loans downgraded in 2022.

Refer to Note 3 to the Consolidated Financial Statements in ITEM 8 of this report for an allocation of criticized and classified loans by loan portfolio class.

Other Assets

BOLI totaled $68.1 million as of December 31, 2023, compared to $67.1 million at December 31, 2022. The $1.0 million increase was primarily due to earnings from the BOLI policies.

Interest receivable and other assets totaled $74.9 million and $79.8 million at December 31, 2023 and 2022, respectively. The $4.9 million decrease was primarily due to an $8.8 million decrease in net deferred tax assets, as discussed below.

Net deferred tax assets totaled $35.1 million and $43.9 million at December 31, 2023 and 2022, respectively. Deferred tax assets consist primarily of tax benefits expected to be realized in future periods related to temporary differences such as allowances for credit losses and unfunded loan commitments, net operating loss carryforwards, and deferred compensation and salary continuation obligations. The $8.8 million decrease in 2023 was primarily due to an $8.5 million decrease in deferred tax assets related to changes in unrealized losses on available-for-sale investment securities and an $803 thousand decrease in deferred tax assets related to state franchise tax. These decreases in net deferred tax assets were partially offset by a $399 thousand decrease in deferred tax liabilities related to core deposit intangibles. Management believes deferred tax assets will be realizable due to our expectation that earnings will continue to be at a level adequate to realize such tax benefits. Therefore, no valuation allowance was established as of December 31, 2023 or 2022. For additional information, refer to Note 11 to the Consolidated Financial Statements in ITEM 8 of this report.

We held $16.7 million of FHLB stock recorded at cost in other assets at both December 31, 2023 and 2022. We received $1.3 million, $1.0 million and $760 thousand in cash dividends in 2023, 2022 and 2021, respectively. For additional information, refer to Note 2 to the Consolidated Financial Statements in ITEM 8 of this report.

Deposits

Deposits decreased by $283.3 million, to $3.290 billion at December 31, 2023, compared to $3.573 billion at December 31, 2022. Non-interest bearing deposits declined to 43.8% of total deposits at December 31, 2023, compared to 51.5% at December 31, 2022.

While we saw a decline in deposits overall in 2023, deposits were up $39.5 million since the events that led to the failure of a few regional banks at the end of the first quarter of 2023, and we continue to execute our business model without the utilization of brokered deposits. In addition to the deposit run-off we experienced as a result of these bank failures, general market disruptions, and the FOMC's monetary policy of rapid interest rate increases, much of the decline, particularly in the fourth quarter, was due to a combination of outflows related to planned business activities. Additionally, some balance declines were associated with loan relationships exited during the year, and we saw some customers move cash into alternative investments to capture higher returns, a portion of which was directed to our own wealth management group. Given the nature of our customer base, our customers' daily operating balances can fluctuate significantly, which is a primary reason we maintain high levels of on-balance sheet and contingent liquidity.

Although we experienced growth and movement in both money market accounts and time deposits, all activity was a result of relationship pricing, the current rate environment, and customer behaviors, as opposed to offering CD specials or making blanket rate adjustments. We continued our disciplined and focused approach to relationship management and customer outreach, adding over 5,000 new accounts in 2023.

As of December 31, 2023, 59% of deposit balances were held in business accounts, with average balances of $120 thousand per account. The remaining 41% were consumer accounts, with average balances of $41 thousand per account. The largest depositor represented 1.7% of total deposits, and the combined four largest depositors represented 4.6% of total deposits.

Balances in the reciprocal deposit network program increased by $250.0 million during 2023 to $424.0 million as of December 31, 2023. Costs associated with network deposits are recorded as non-interest expense and totaled $2.8 million, $258 thousand, and $26 thousand for the years ended December 31, 2023, 2022 and 2021, respectively.
Estimated uninsured and/or uncollateralized deposits decreased to 28% of total deposits as of December 31, 2023, compared to 39% as of December 31, 2022, due primarily to our customers' increased usage of the reciprocal deposit network program, as noted above.
Our liquidity policies require that compensating cash balances be held against concentrations over a certain level. See ITEM 1A, Risk Factors, for a discussion of potential risks associated with concentrations and volatility due to the activity of our large deposit customers.

Distribution of Average Deposits

The table below shows the relative composition of our average deposits for 2023 and 2022. For average rates paid on deposits, refer to the Average Statements of Condition and Analysis of Net Interest Income table in ITEM 7- Management's Discussion and Analysis of Financial Condition and Results of Operations.

	For the year ended December 31,
	2023		2022
(in thousands; unaudited)	Average Amount	Percent of Total	Average Amount	Percent of Total
Non-interest bearing	$1,656,047	49.0%	$1,993,373	52.0%
Interest-bearing transaction	240,524	7.1	294,682	7.7
Savings	281,611	8.3	341,710	8.9
Money market [1]	1,013,620	30.0	1,065,104	27.8
Time deposits, including CDARS	191,056	5.6	140,547	3.6
Total average deposits	$3,382,858	100.0%	$3,835,416	100.0%
1 Money market balances include Insured Cash Sweep® ("ICS") in both 2023 and 2022. Demand Deposit Marketplace SM ("DDM") and ICS balances are discussed in Note 6 to the Consolidated Financial Statements in ITEM 8 of this report.

Maturities of Uninsured Time Deposits

The following table shows time deposits by account that are in excess of $250,000 by time remaining to maturity at December 31, 2023.

	December 31, 2023
(in thousands; unaudited)	Total	Uninsured Portion
Three months or less	$30,998	$20,998
Over three months through six months	46,089	26,339
Over six months through twelve months	23,500	11,000
Over twelve months	5,033	2,283
Total	$105,620	$60,620

Borrowings

As of December 31, 2023 and 2022, our borrowing capacity with the Federal Home Loan Bank ("FHLB") under secured lines of credit totaled $1.009 billion and $711.6 million, respectively. The increase in our borrowing capacity at the FHLB resulted from pledging certain held-to-maturity securities to the Securities-Backed Credit Program in February 2023. Our borrowing capacity with the Federal Reserve Bank of San Francisco ("FRBSF") under a secured line of credit and the Bank Term Funding Program ("BTFP"), which was new in 2023, totaled $334.2 million and $58.7 million as of December 31, 2023 and 2022, respectively. In addition, as of December 31, 2023 and 2022 we had $135.0 million and $150.0 million, respectively, in unsecured lines of credit with correspondent banks to cover short-term borrowing needs.

As of December 31, 2023, the Bank had $26.0 million outstanding in short-term borrowings under the BTFP facility at an average rate of 4.83%, compared to $112.0 million in FHLB overnight borrowings as of December 31, 2022 at a rate of 4.65%. Other correspondent bank lines of credit were not utilized as of December 31, 2023 or 2022.

For additional information, see Note 7, Borrowings and Other Obligations, in ITEM 8 of this report.

Deferred Compensation Obligations

We maintain a non-qualified, unfunded deferred compensation plan for certain key management personnel. Under this plan, participating employees may defer compensation, which will entitle them to receive certain payments for up to, but not exceeding, fifteen years commencing upon retirement, death, disability or termination of employment. A similar Deferred Director Fee Plan entitles participating members of the Board of Directors to receive payments as elected by the participant upon separation from service, death, disability or termination of service. At December 31, 2023 and 2022, our aggregate payment obligations under both plans totaled $6.6 million and $7.1 million, respectively, and was recorded in interest payable and other liabilities in the consolidated statements of condition.

We have entered into supplemental executive retirement plans ("SERPs") with a select group of executive officers, providing for certain retirement benefits at age 65 and reduced benefits upon early retirement.  The annual amount of benefits in either pre-retirement scenario is based on a vesting schedule unique to each executive. The SERP also provides for lump sum benefits in the event of a change in control followed by the termination of the executive. Payments under the SERPs are expected to be funded by income from bank-owned life insurance policies. On December 31, 2023 and 2022, our liabilities under the SERPs totaled $4.5 million and $4.7 million, respectively, and were recorded in interest payable and other liabilities in the consolidated statements of condition. The SERPs are unfunded and non-qualified for tax purposes and subject to Title I of the Employee Retirement Income Security Act of 1974.

Decreases in both the deferred compensation plans and SERP liabilities in 2023 mainly resulted from increases in benefit payments to retired employees. In addition, we increased the discount rate on the SERP payments to reflect market conditions, which reduced the present value of the SERP obligation.

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

Bancorp's total risk-based capital ratio increased to 16.89% at December 31, 2023, from 15.90% at December 31, 2022. Bancorp's tangible common equity to tangible assets ("TCE ratio") increased to 9.73% at December 31, 2023, from 8.21% at December 31, 2022, primarily due to a decrease in unrealized losses on available-for-sale securities and a decrease in tangible assets. Bancorp's TCE ratio, net of after-tax unrealized losses on held-to-maturity securities as if the losses were realized, was 7.80% as of December 31, 2023, compared to 6.15% (refer to the discussion and reconciliation of this non-GAAP financial measure in the section below entitled Statement Regarding Use of Non-GAAP Financial Measures). The Bank's total risk-based capital ratio increased to 16.62% at December 31, 2023, from 15.73% at December 31, 2022, primarily from net income and a decrease in risk-weighted assets, partially offset by $20.0 million in dividends to Bancorp to be used for cash dividends to shareholders and operating costs.

Bancorp's share repurchase program and activity are discussed in detail in ITEM 5 and in Note 8 to the Consolidated Financial Statements in ITEM 8 of this report. We expect to maintain strong capital levels and do not expect that we will be required to raise additional capital in 2024. Our anticipated sources of capital in 2024 include future earnings and shares issued under the stock-based compensation program.

Liquidity and Capital Resources

The goal of liquidity management is to provide adequate funds to meet loan demand and fund operating activities and deposit withdrawals. We accomplish this goal by maintaining an appropriate level of liquid assets and formal lines of credit with the FHLB, FRBSF and correspondent banks that enable us to borrow funds, as discussed in Note 7 to the Consolidated Financial Statement in ITEM 8 of this report. Our Asset Liability Management Committee ("ALCO"), which is comprised of independent Bank directors and the Bank's Chief Executive Officer, is responsible for approving and monitoring our liquidity targets and strategies. The Bank has long-established minimum liquidity requirements that are regularly monitored using metrics and tools similar to those used by larger banks, such as the liquidity coverage ratio, and multi-scenario, long-horizon stress tests. Our contingency funding plan provides for early detection of potential liquidity issues in the market or the Bank and institutes prompt responses that may prevent or alleviate a liquidity crisis. Management monitors liquidity daily and regularly adjusts our position based on current and future liquidity needs. We also have relationships with third-party deposit networks and can adjust the placement of our deposits via reciprocal or one-way sales as part of our cash management strategy, as discussed in Note 6 to the Consolidated Financial Statement in ITEM 8 of this report.

Net available funding sources, including unrestricted cash, unencumbered available-for-sale securities, and available borrowing capacity, totaled $1.967 billion, or 60% of total deposits, and 213% of estimated uninsured and/or uncollateralized deposits as of December 31, 2023. The Federal Reserve's BTFP facility offers borrowing capacity based on the par value of securities pledged, making it less sensitive to changes in market rates.

The following table details the components of our contingent liquidity sources as of December 31, 2023.

(in thousands)	Total Available	Amount Used	Net Availability
Internal Sources
Unrestricted cash [1]	$13,536	N/A	$13,536
Unencumbered securities at market value	501,672	N/A	501,672
External Sources
FHLB line of credit	1,009,044	$—	1,009,044
FRB line of credit and BTFP facility	334,192	(26,000)	308,192
Lines of credit at correspondent banks	135,000	—	135,000
Total Liquidity	$1,993,444	$(26,000)	$1,967,444
1 Excludes cash items in transit as of December 31, 2023.
Note: Brokered deposits available through third-party networks are not included above.

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

Customer deposits are a significant component of our daily liquidity position. The attraction and retention of deposits depends on the variety and effectiveness of our customer account products, service and convenience, rates paid to customers, and our financial strength. The cash cycles and unique business activities of some of our large commercial depositors may cause short-term fluctuations in their deposit balances held with us.

Our cash and cash equivalents decreased by $15.0 million to $30.5 million at December 31, 2023, from $45.4 million at December 31, 2022. Significant uses of liquidity during 2023 were $283.3 million in withdrawals of deposits, $86.0 million in repayments of short-term borrowings, and $16.1 million in cash dividends paid on common stock to our shareholders.

The most significant sources of liquidity during 2023 were proceeds from principal paydowns, maturities and sales of investment securities totaling $315.1 million, and proceeds from loans collected net of originations totaling $16.9 million. In addition, $35.7 million in net cash was provided by operating activities. Refer to the Consolidated Statement of Cash Flows in this Form 10-K for additional information on our sources and uses of liquidity. Management anticipates that our current strong liquidity position, as detailed in this report, and contingent funding sources are adequate to support our operational needs.

Unfunded credit commitments, as discussed in Note 16 to the Consolidated Financial Statements in ITEM 8 of this report, totaled $505.2 million at December 31, 2023. We expect to fund these commitments to the extent utilized primarily through the repayment of existing loans, principal paydowns of investment securities, and liquid assets.

Over the next twelve months, $233.7 million of time deposits will mature. We expect to replace these funds with new deposits or excess liquidity. We believe our emphasis on local deposits, combined with our immediately available funding sources, provides a very stable base for our liquidity needs.

We had outstanding borrowings under our credit facilities of $26.0 million and $112.0 million as of December 31, 2023 and 2022, respectively, as discussed in Note 7 to the Consolidated Financial Statements in ITEM 8 of this report.

Because Bancorp is a holding company and does not conduct regular banking operations, its primary sources of liquidity are dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to Bancorp without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s net profits from the previous three fiscal years less the amount of dividends paid during that period. The primary uses of funds for Bancorp are shareholder dividends, ordinary operating expenses and stock repurchases.  Bancorp held $7.2 million in cash as of December 31, 2023. Management anticipates that there will be sufficient earnings at the Bank to provide dividends to Bancorp to meet its funding requirements for the foreseeable future.

Statement Regarding Use of Non-GAAP Financial Measures

Financial results for 2022 and 2021 were impacted by costs associated with our 2021 acquisition of American River Bankshares, for which non-GAAP financial measures are not repeated in this report. For additional information regarding the impact of non-GAAP adjustments for 2022 and 2021 performance measures, refer to Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 15, 2023.

Financial results are presented in accordance with GAAP and with reference to certain non-GAAP financial measures. Management believes that, given recent industry turmoil, the presentation of Bancorp's non-GAAP TCE ratio reflecting the after-tax impact of unrealized losses on held-to-maturity securities provides useful supplemental information to investors because it reflects the level of capital remaining after a hypothetical liquidation of the entire securities portfolio. Because there are limits to the usefulness of this measure to investors, Bancorp encourages readers to consider its annual and quarterly consolidated financial statements and notes related thereto in their entirety, as filed with the SEC, and not to rely on any single financial measure. A reconciliation of the non-GAAP TCE ratio is presented below.

Reconciliation of GAAP and Non-GAAP Financial Measures

(in thousands, unaudited)		December 31, 2023	December 31, 2022
Tangible Common Equity - Bancorp
Total stockholders' equity		$439,062	412,092
Goodwill and core deposit intangible		(76,520)	(77,870)
Total TCE	a	362,542	334,222
Unrealized losses on HTM securities, net of tax [1]		(77,739)	(89,432)
TCE, net of unrealized losses on HTM securities (non-GAAP)	b	$284,803	244,790
Total assets		$3,803,903	4,147,464
Goodwill and core deposit intangible		(76,520)	(77,870)
Total tangible assets	c	3,727,383	4,069,594
Unrealized losses on HTM securities, net of tax [1]		(77,739)	(89,432)
Total tangible assets, net of unrealized losses on HTM securities (non-GAAP)	d	$3,649,644	3,980,162
Bancorp TCE ratio	a / c	9.73%	8.21%
Bancorp TCE ratio, net of unrealized losses on HTM securities (non-GAAP)	b / d	7.80%	6.15%
1 Net unrealized losses on held-to-maturity securities as of December 31, 2023 and 2022 of $110.4 million and $127.0 million, respectively, as shown in Note 2, net of an estimated $32.6 million and $37.5 million, respectively, in deferred tax benefits based on a blended state and federal statutory tax rate of 29.56%.

ITEM 7A.     Quantitative and Qualitative Disclosures about Market Risk

Market risk is defined as the risk of loss arising from an adverse change in the market value (or prices) of financial instruments. A significant component of market risk is interest rate risk, which is inherent in our lending, investment, borrowing, and deposit gathering activities. The Bank manages interest rate sensitivity to minimize the exposure of our net interest margin, earnings, and capital to changes in interest rates. Interest rate changes can create fluctuations in the net interest margin due to an imbalance in the timing of repricing, or maturity of assets or liabilities. Interest rate changes can also affect the market value of our financial instruments, such as available-for-sale securities and the related unrealized gains or losses, which affect our equity value.

To mitigate interest rate risk, the structure of our assets and liabilities is managed with the objective of correlating the effects of interest rate changes on loans and investments with those of deposits and borrowings. The Asset/Liability Management Policy sets limits on the acceptable amount of change to net interest income and the economic value of equity in different interest rate environments.

From time to time, we enter into interest rate swap contracts to mitigate the changes in the fair value of selected investment securities and specified long-term fixed-rate loans and firm commitments to enter into long-term fixed-rate loans caused by changes in interest rates. Refer to Note 14 to the Consolidated Financial Statements in ITEM 8 of this report.

ALCO and the Board of Directors review our exposure to interest rate risk at least quarterly. We use simulation models to measure interest rate risk and to evaluate strategies to improve profitability in the context of policy guidelines. A simplified statement of condition is prepared on a quarterly basis as a starting point, using instrument level data of our actual loans, investments, borrowings and deposits as inputs. If potential changes to net equity value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, management may adjust the asset and liability mix to bring the risk position within approved limits or take other actions. Governing policies are subject to review by regulators and are updated to incorporate their observations and adapt to changes in idiosyncratic and systemic risks. As of December 31, 2023, interest rate risk was within the policy guidelines established by ALCO and the Board. One set of interest rates modeled and evaluated against flat interest rates and a static balance sheet is a series of immediate parallel shifts in the yield curve. Our most recent analysis of our interest rate sensitivity is provided in the following table as an example rather than an expectation of likely interest rate movements.

Immediate Changes in Interest Rates (in basis points)	Estimated Change in Net Interest Income in Year 1, as Percent of Net Interest Income	Estimated Change in Net Interest Income in Year 2, as Percent of Net Interest Income
up 400	(10.8)%	0.7%
up 300	(7.9)%	0.7%
up 200	(5.1)%	0.7%
up 100	(2.3)%	0.6%
down 100	0.6%	(0.9)%
down 200	2.5%	0.9%
down 300	4.4%	2.6%
down 400	7.0%	4.6%

Interest rate sensitivity is a function of the repricing characteristics of our assets and liabilities. The Bank runs a combination of scenarios and sensitivities in its attempt to capture the range of interest rate risk including the simulations mentioned above. As with any simulation model or other method of measuring interest rate risk, limitations are inherent in the process and dependent on assumptions. For example, lower deposit growth than modeled may cause the Bank to increase its borrowing position, thereby increasing its liability sensitivity. Additionally, assets and liabilities may react differently to changes in market interest rates in terms of both timing and responsiveness to market rate movements. Important deposit modeling assumptions include the speed of deposit run-off and the amount by which interest-bearing deposit rates increase or decrease when market interest rates change, otherwise known as the deposit beta. The above tables reflect deposit betas of up to 68%, averaging 40%, to rates paid on non-maturity interest-bearing deposits in rising rate scenarios and deposit betas of up to 60%, averaging 34%, to rates paid on non-maturity interest-bearing deposits in falling rate scenarios. The actual rates and timing of prepayments on loans and investment securities could vary significantly from the assumptions applied in the various scenarios. Lastly, uneven changes in different tenors of U.S. Treasury rates that result in changes to the shape of the yield curve could produce different results from those presented in the table. Accordingly, the results presented should not be relied upon as indicative of actual results in the event of changing market interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
Bank of Marin Bancorp

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of condition of Bank of Marin Bancorp and Subsidiary (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses on Loans

As discussed in Notes 1 and 3 to the consolidated financial statements, the Allowance for Credit Losses on Loans at December 31, 2023, was $25.2 million on a total loan portfolio of $2.1 billion. The allowance for credit losses provides an estimate of lifetime expected losses in the loan portfolio. The measurement of expected credit losses is based on relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets.

We identified the Allowance for Credit Losses on Loans as a critical audit matter. The principal considerations for our determination of the Allowance for Credit Losses on Loans as a critical audit matter are subjectivity of the estimation and application of forecasted economic conditions and qualitative internal and external risk factors used in the calculation of the Allowance for Credit Losses on Loans. The economic forecast component of the Allowance for Credit Losses on Loans is used to compare the conditions that existed during the historical period to current conditions and future expectations. The qualitative internal and external risk factors are used to adjust for differences in segment-specific risk characteristics or conditions that differ from those that existed during the historical period for which the probability of default and loss given default factors were developed. Auditing management’s judgements regarding forecasted economic conditions and qualitative internal and external risk factors applied to the Allowance for Credit Losses on Loans involved a high degree of subjectivity.

The primary procedures we performed to address this critical audit matter included:

•Testing the design, implementation, and operating effectiveness of controls related to management’s calculation of the Allowance for Credit Losses on Loans, including controls over qualitative internal and external risk factors and the forecasted economic conditions utilized.
•Testing the appropriateness of the methodology used in the calculation of the Allowance for Credit Losses on Loans, as well as testing completeness and accuracy of the data used in the calculation, application of the forecasted economic conditions, and qualitative internal and external risk factors determined by management and used in the calculation, and verifying calculations in the Allowance for Credit Losses on Loans.

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

Goodwill Impairment Assessment

As described in Note 1 to the consolidated financial statements, the Company’s goodwill balance was $72.8 million at December 31, 2023, which is allocated to the Company’s sole reporting unit. Goodwill is evaluated for impairment, at a minimum, on an annual basis. To test for goodwill impairment, the Company may apply a qualitative analysis of conditions in order to determine whether it is more likely than not that the carrying value is impaired. If the qualitative analysis is bypassed or in the event the qualitative analysis suggests that the carrying value of goodwill may be impaired, the Company uses several quantitative valuation methodologies in evaluating goodwill for impairment.

We identified the quantitative goodwill impairment evaluation performed as of the annual impairment testing date as a critical audit matter. The Company bypassed the qualitative analysis and the quantitative goodwill impairment assessment is considered a significant accounting estimate for which our audit procedures to evaluate management's judgments involved subjectivity and increased audit effort, including use of an internal valuation specialist.

The primary procedures we performed to address this critical audit matter included:

•Testing the design, implementation, and operating effectiveness of the management review control related to the management’s quantitative goodwill impairment test, including the reporting unit determination and the determination of the fair value of the reporting unit.
•Testing the Company’s financial projections utilized in the discounted cash flow methodology for reasonableness, including the terminal period growth rate.
•Utilizing an internal valuation specialist to assist in performing the following:
◦Evaluating the methodologies and weighting of methodologies utilized by management.
◦Testing key inputs used by management to determine the fair value of the reporting unit, including:
▪Independently assessing the appropriateness of selected peers in the publicly traded guideline market approach.
▪Independently assessing the appropriateness of selected acquisitions in the guideline transactions market approach.
▪Independently obtaining data to verify key ratios and market value indicators for selected acquisitions.
▪Independently assessing the appropriateness of cost savings and equity cost of capital assumptions utilized in the discounted cash flow methodology.

/s/ Moss Adams LLP

Portland, Oregon
March 14, 2024

We have served as the Company’s auditor since 2004.

March 14, 2024

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

Management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2023, utilizing the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2023.

The Company's independent registered public accounting firm, Moss Adams LLP, has issued an attestation report on our internal control over financial reporting, which appears on the previous page.

/s/ Timothy D. Myers
Timothy D. Myers, President and Chief Executive Officer

/s/ Tani Girton
Tani Girton, EVP and Chief Financial Officer

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CONDITION
As of December 31, 2023 and 2022

(in thousands, except share data)	2023	2022
Assets
Cash, cash equivalents and restricted cash	$30,453	$45,424
Investment securities:
Held-to-maturity, at amortized cost (net of zero allowance for credit losses at December 31, 2023 and 2022)	925,198	972,207
Available-for-sale, at fair value (net of zero allowance for credit losses at December 31, 2023 and 2022)	552,028	802,096
Total investment securities	1,477,226	1,774,303
Loans, at amortized cost	2,073,720	2,092,546
Allowance for credit losses on loans	(25,172)	(22,983)
Loans, net of allowance for credit losses on loans	2,048,548	2,069,563
Goodwill	72,754	72,754
Bank-owned life insurance	68,102	67,066
Operating lease right-of-use assets	20,316	24,821
Bank premises and equipment, net	7,792	8,134
Core deposit intangible, net	3,766	5,116
Other real estate owned	—	455
Interest receivable and other assets	74,946	79,828
Total assets	$3,803,903	$4,147,464
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$1,441,987	$1,839,114
Interest bearing:
Transaction accounts	225,040	287,651
Savings accounts	233,298	338,163
Money market accounts	1,138,433	989,390
Time accounts	251,317	119,030
Total deposits	3,290,075	3,573,348
Borrowings and other obligations	26,298	112,439
Operating lease liabilities	22,906	26,639
Interest payable and other liabilities	25,562	22,946
Total liabilities	3,364,841	3,735,372
Commitments and contingent liabilities (Note 12)
Stockholders' Equity
Preferred stock, no par value, Authorized - 5,000,000 shares, none issued	—	—
Common stock, no par value, Authorized - 30,000,000 shares; Issued and outstanding - 16,158,413 and 16,029,138 at December 31, 2023 and 2022, respectively	217,498	215,057
Retained earnings	274,570	270,781
Accumulated other comprehensive loss, net of tax	(53,006)	(73,746)
Total stockholders' equity	439,062	412,092
Total liabilities and stockholders' equity	$3,803,903	$4,147,464
The accompanying notes are an integral part of these consolidated financial statements.

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years ended December 31, 2023, 2022 and 2021

(in thousands, except per share amounts)	2023	2022	2021
Interest income
Interest and fees on loans	$98,505	$93,868	$91,612
Interest on investment securities	38,660	34,766	16,342
Interest on federal funds sold and due from banks	2,329	1,407	399
Total interest income	139,494	130,041	108,353
Interest expense
Interest on interest-bearing transaction accounts	1,036	421	172
Interest on savings accounts	867	125	94
Interest on money market accounts	18,553	1,589	1,520
Interest on time accounts	4,715	323	246
Interest on borrowings and other obligations	11,562	91	9
Interest on subordinated debenture	—	—	1,361
Total interest expense	36,733	2,549	3,402
Net interest income	102,761	127,492	104,951
Provision for (reversal of) credit losses on loans	2,575	(63)	(1,449)
Reversal of credit losses on unfunded loan commitments	(342)	(318)	(992)
Net interest income after (reversal of) provision for credit losses	100,528	127,873	107,392
Non-interest income
Wealth management and trust services	2,145	2,227	2,222
Service charges on deposit accounts	2,083	2,007	1,593
Debit card interchange fees, net	1,831	2,051	1,812
Earnings on bank-owned life insurance, net	1,802	1,229	2,194
Dividends on Federal Home Loan Bank stock	1,265	1,056	760
Merchant interchange fees, net	496	549	422
Losses on sale of investment securities, net of gains	(5,893)	(63)	(16)
Other income	1,260	1,849	1,145
Total non-interest income	4,989	10,905	10,132
Non-interest expense
Salaries and employee benefits	43,448	42,046	41,939
Occupancy and equipment	8,306	7,823	7,297
Data processing	4,057	4,649	5,139
Professional services	3,598	3,299	4,974
Deposit network fees	2,783	258	26
Depreciation and amortization	2,098	1,840	1,740
Federal Deposit Insurance Corporation insurance	1,878	1,179	889
Information technology	1,569	2,197	1,550
Amortization of core deposit intangible	1,350	1,489	1,135
Directors' expense	1,212	1,107	957
Charitable contributions	717	709	587
Other real estate owned	48	359	5
Other expense	8,417	8,314	6,400
Total non-interest expense	79,481	75,269	72,638
Income before provision for income taxes	26,036	63,509	44,886
Provision for income taxes	6,141	16,923	11,658
Net income	$19,895	$46,586	$33,228
Net income per common share:
Basic	$1.24	$2.93	$2.32
Diluted	$1.24	$2.92	$2.30
Weighted average common shares:
Basic	16,012	15,921	14,340
Diluted	16,026	15,969	14,422
Comprehensive income (loss):
Net income	$19,895	$46,586	$33,228
Other comprehensive income (loss):
Change in net unrealized gains or losses on available-for-sale securities	20,358	(88,620)	(21,281)
Reclassification adjustment for realized losses on available-for-sale securities in net income	8,700	63	16
Reclassification adjustment for gains or losses on fair value hedges	(1,359)	—	—
Net unrealized losses on securities transferred from available-for-sale to held-to-maturity	—	(14,847)	—
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	1,743	1,580	493
Other comprehensive income (loss), before tax	29,442	(101,824)	(20,772)
Deferred tax expense (benefit)	8,702	(30,102)	(6,147)
Other comprehensive income (loss), net of tax	20,740	(71,722)	(14,625)
Comprehensive income (loss)	$40,635	$(25,136)	$18,603
The accompanying notes are an integral part of these consolidated financial statements.

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years ended December 31, 2023, 2022 and 2021

(in thousands, except share data)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total
	Shares	Amount
Balance at December 31, 2020	13,500,453	$125,905	$219,747	$12,601	$358,253
Net income	—	—	33,228	—	33,228
Other comprehensive loss, net of tax	—	—	—	(14,625)	(14,625)
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	36,338	463	—	—	463
Stock issued under employee stock purchase plan	2,648	90	—	—	90
Stock issued under employee stock ownership plan	36,075	1,330	—	—	1,330
Restricted stock granted	30,742	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(4,211)	(166)	—	—	(166)
Restricted stock forfeited / cancelled	(3,848)	—	—	—	—
Stock-based compensation - stock options	—	491	—	—	491
Stock-based compensation - restricted stock	—	481	—	—	481
Cash dividends paid on common stock ($0.94 per share)	—	—	(13,107)	—	(13,107)
Stock purchased by directors under director stock plan	1,034	34	—	—	34
Stock issued in payment of director fees	6,443	217	—	—	217
Stock issued to American River Bankshares shareholders	3,441,235	124,401	—	—	124,401
Stock repurchased, including commissions	(1,117,666)	(40,722)	—	—	(40,722)
Balance at December 31, 2021	15,929,243	$212,524	$239,868	$(2,024)	$450,368
Net income	—	—	46,586	—	46,586
Other comprehensive loss, net of tax	—	—	—	(71,722)	(71,722)
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	40,674	821	—	—	821
Stock issued under employee stock purchase plan	2,025	62	—	—	62
Stock issued under employee stock ownership plan	38,000	1,233	—	—	1,233
Restricted stock granted	46,672	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(1,169)	(40)	—	—	(40)
Restricted stock forfeited / cancelled	(13,692)	—	—	—	—
Stock-based compensation - stock options	—	251	—	—	251
Stock-based compensation - restricted stock	—	712	—	—	712
Cash dividends paid on common stock ($0.98 per share)	—	—	(15,673)	—	(15,673)
Stock purchased by directors under director stock plan	515	16	—	—	16
Stock issued in payment of director fees	10,145	355	—	—	355
Stock repurchased, including commissions	(23,275)	(877)	—	—	(877)
Balance at December 31, 2022	16,029,138	$215,057	$270,781	$(73,746)	$412,092
Net income	—	—	19,895	—	19,895
Other comprehensive income, net of tax	—	—	—	20,740	20,740
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	11,530	230	—	—	230
Stock issued under employee stock purchase plan	2,527	46	—	—	46
Stock issued under employee stock ownership plan	58,400	1,315	—	—	1,315
Restricted stock granted	61,978	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(2,498)	(70)	—	—	(70)
Restricted stock forfeited / cancelled	(21,024)	—	—	—	—
Stock-based compensation - stock options	—	181	—	—	181
Stock-based compensation - restricted stock	—	341	—	—	341
Cash dividends paid on common stock ($1.00 per share)	—	—	(16,106)	—	(16,106)
Stock issued in payment of director fees	18,362	398	—	—	398
Balance at December 31, 2023	16,158,413	$217,498	$274,570	$(53,006)	$439,062

The accompanying notes are an integral part of these consolidated financial statements.

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2023, 2022 and 2021

(in thousands)	2023	2022	2021
Cash Flows from Operating Activities:
Net income	$19,895	$46,586	$33,228
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (reversal of) credit losses on loans	2,575	(63)	(1,449)
Reversal of credit losses on unfunded loan commitments	(342)	(318)	(992)
Noncash contribution expense to employee stock ownership plan	1,315	1,233	1,330
Noncash director compensation expense	398	355	217
Stock-based compensation expense	522	963	972
Amortization of core deposit intangible	1,350	1,489	1,135
Amortization of investment security premiums, net of accretion of discounts	6,897	9,056	5,799
(Accretion of discounts) amortization of premiums on acquired loans, net	(573)	153	(571)
Accretion of discount on subordinated debenture	—	—	1,347
Net change in deferred loan origination costs/fees	(836)	(2,716)	(3,155)
Write-down of other real estate owned	40	345	—
Losses on sale of investment securities, net of gains	5,893	63	16
Depreciation and amortization	2,098	1,840	1,740
Earnings on bank-owned life insurance policies	(1,802)	(1,229)	(2,194)
Net changes in interest receivable and other assets	(4,149)	2,228	5,554
Net changes in interest payable and other liabilities	2,378	(4,708)	2,276
Total adjustments	15,764	8,691	12,025
Net cash provided by operating activities	35,659	55,277	45,253
Cash Flows from Investing Activities:
Purchase of held-to-maturity securities	—	(319,937)	(305,329)
Purchase of available-for-sale securities	—	(243,459)	(620,236)
Proceeds from sale of available-for-sale securities	205,795	10,664	6,632
Proceeds from paydowns/maturities of held-to-maturity securities	47,170	47,098	71,682
Proceeds from paydowns/maturities of available-for-sale securities	59,316	130,178	110,059
Proceeds from sale of Visa Inc. Class B restricted common stock	2,807	—	—
Decrease in loans receivable, net	16,945	164,019	256,856
Proceeds from sale of loan	3,263	—	—
Purchase of bank-owned life insurance policies	—	(4,714)	(1,943)
Proceeds from bank-owned life insurance policies	766	350	2,478
Purchase of premises and equipment	(1,749)	(2,266)	(1,044)
Proceeds from sale of other real estate owned	420	—	—
Cash and cash equivalents acquired from American River Bankshares	—	—	140,577
Cash paid for low income housing tax credit investment	(42)	(30)	(398)
Net cash provided by (used in) investing activities	334,691	(218,097)	(340,666)
Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(283,273)	(235,202)	514,279
(Repayment of) proceeds from short-term borrowings, net	(86,000)	112,000	(13,885)
Repayment of finance lease obligations	(148)	(131)	(86)
Repayment of subordinated debenture including execution costs	—	—	(4,126)
Proceeds from stock options exercised	230	821	463
Restricted stock surrendered for tax withholdings upon vesting	(70)	(40)	(166)
Cash dividends paid on common stock	(16,106)	(15,673)	(13,107)
Stock repurchased, including commissions	—	(1,250)	(40,762)
Proceeds from stock issued under employee and director stock purchase plans	46	78	124
Net cash (used in) provided by financing activities	(385,321)	(139,397)	442,734
Net (decrease) increase in cash, cash equivalents and restricted cash	(14,971)	(302,217)	147,321
Cash, cash equivalents and restricted cash at beginning of period	45,424	347,641	200,320
Cash, cash equivalents and restricted cash at end of period	$30,453	$45,424	$347,641
Supplemental disclosure of cash flow information:
Interest paid on deposits and borrowings	$34,038	$2,560	$2,105
Income taxes paid, net of refunds	$8,428	$13,730	$12,350
Supplemental disclosure of noncash investing and financing activities:
Change in net unrealized gains or losses on available-for-sale securities	$20,358	$(88,620)	$(21,281)
Securities transferred from available-for-sale to held-to-maturity, at fair value	$—	$357,482	$—
Amortization of net unrealized loss on available-for-sale securities transferred to held-to-maturity	$1,743	$1,580	$493
Transfer of loan to loans held-for-sale	$3,263	$—	$—
Repurchase of stock not yet settled	$—	$—	$373
Acquisition: Fair value of assets acquired, excluding cash and cash equivalents	$—	$—	$757,844
Fair value of liabilities assumed	$—	$—	$816,558
Restricted cash [1]	$330	$—	$1,930

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Summary of Significant Accounting Policies

Nature of Operations: Bank of Marin Bancorp ("Bancorp"), headquartered in Novato, California, conducts business primarily through its wholly-owned subsidiary, Bank of Marin (the "Bank"), a California state-chartered commercial bank that provides a wide range of financial services through 27 retail branches and 8 commercial banking offices across 10 counties, including Alameda, Amador, Contra Costa, Marin, Napa, Placer, Sacramento, San Francisco, San Mateo and Sonoma. Our customer base is made up of business, not-for-profit and personal banking relationships from the communities within our Northern California footprint.

Basis of Presentation: The consolidated financial statements include the accounts of Bancorp, a bank holding company, and its wholly-owned bank subsidiary, Bank of Marin, a California state-chartered commercial bank. References to “we,” “our,” “us” mean Bancorp and the Bank that are consolidated for financial reporting purposes. Our accounting and reporting policies conform to U.S. generally accepted accounting principles ("GAAP"), general practice, and regulatory guidance within the banking industry. A summary of our significant policies follows. All material intercompany transactions have been eliminated. We monitor financial performance and evaluate the revenue streams of the various products, services, locations, and operations on a company-wide basis. Accordingly, all of the community banking and wealth management and trust services are considered by management to be aggregated into one reportable operating segment, community banking. We evaluated subsequent events through the date of filing with the Securities and Exchange Commission (“SEC”) and determined there were no subsequent events that required additional recognition or disclosure.

Accounting Changes and Reclassifications: Certain items in prior financial statements have been reclassified to conform to the current presentation, including the reclassification of the provision for credit losses on unfunded commitments in the second quarter of 2021 from non-interest expense to a separate line item under the provision for credit losses on loans in the consolidated statements of comprehensive income (loss).

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates reflected in the consolidated financial statements include the allowance for credit losses, fair value measurements, and goodwill impairment assessment, as discussed in the Notes herein.

Cash, Cash Equivalents and Restricted Cash: This includes cash, due from banks, federal funds sold and other short-term investments with maturities of less than three months at the time of purchase. Restricted cash includes balances not immediately available for business operations such as Federal Reserve Bank of San Francisco reserve requirements and cash pledged for interest rate swap contracts and local agency deposits.

Investment Securities: Investment securities are classified as "held-to-maturity," "trading securities" or "available-for-sale." Investments classified as held-to-maturity are those that we have the ability and intent to hold until maturity and are reported at cost, adjusted for the amortization or accretion of premiums or discounts. Investments held for resale in anticipation of short-term market movements are classified as trading securities and are reported at fair value, with unrealized gains and losses included in earnings. Investments that are neither held-to-maturity nor trading are classified as available-for-sale and are reported at fair value. Unrealized gains and losses for available-for-sale securities, net of related taxes, are reported as a separate component of comprehensive income (loss) and included in stockholders' equity until realized. For discussion of our methodology in determining fair value, see Note 9, Fair Value of Assets and Liabilities.

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

Non-marketable equity securities include stock held for membership and regulatory purposes, such as Federal Home Loan Bank ("FHLB") stock and other non-marketable equity securities. These securities are accounted for at cost, evaluated for impairment as of each reporting period, and included in interest receivable and other assets on the consolidated statements of condition. During 2023, the Bank sold its remaining investment in Visa Inc. Class B restricted common stock, as discussed in Note 2 - Investment securities. As of December 31, 2023 and 2022 our investment in FHLB stock was carried at cost, as there was no impairment or changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Both cash and stock dividends from the FHLB are reported as non-interest income.

Allowance for Credit Losses on Investment Securities: The allowance for credit losses on held-to-maturity securities is a contra-asset valuation account determined in accordance with ASC 326, which is deducted from the securities' amortized cost basis at the balance sheet date as a result of management's assessment of the net amount expected to be collected. The allowance is measured on a pooled basis for securities with similar risk characteristics using historical credit loss information, adjusted for current conditions and reasonable and supportable forecasts. Securities that are determined to be uncollectible are written off against the allowance.

For available-for-sale securities in an unrealized loss position ("impaired security"), we assess whether 1) we intend to sell the security, or, 2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. Under either of these conditions, the security's amortized cost is written down to fair value through a charge to previously recognized allowances or earnings, as applicable. For impaired securities that do not meet these conditions, we assess whether the decline in fair value was due to credit loss or other factors. This assessment considers, among other things: 1) the extent to which the fair value is less than amortized cost, 2) the financial condition and near-term prospects of the issuer, 3) any changes to the rating of the security by a rating agency, and 4) our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss component. Any impairment due to non-credit-related factors that has not been recorded through an allowance for credit losses is recognized in other comprehensive income (loss). The discount rate used in determining the present value of the expected cash flows is based on the effective interest rate implicit in the security at the date of purchase.

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

Originated Loans: Loans are reported at amortized cost, which is the principal amount outstanding net of deferred fees (costs), purchase premiums (discounts) and net charge-offs (recoveries). Amortized cost excludes accrued interest, which is reflected in interest receivable and other assets in the consolidated statements of condition. We do not measure an allowance for credit losses on accrued interest receivable balances because these balances are written off in a timely manner as a reduction to interest income when loans are placed on non-accrual status as discussed below. Interest income is accrued daily using the simple interest method. Fees collected upon loan origination and certain direct costs of originating loans are deferred and recognized over the contractual lives of the related loans as yield adjustments using the interest method or straight-line method, as applicable. Upon prepayment or other disposition of the underlying loans before their contractual maturities, any associated unearned fees or unamortized costs are recognized.

Acquired Loans: ASC 326 modified the accounting for purchased loans and requires that an allowance for credit losses be established at the date of acquisition. However, for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination (“PCD assets”) that are measured at amortized cost, the initial allowance for credit losses is added to the purchase price rather than reported as a provision for credit losses. Subsequent changes in the allowance for credit losses on PCD assets are recognized through the provision for credit losses.

Past-Due and Non-Accrual Loan Policy: A loan is considered past due when a payment has not been received by the contractual due date. Loans are placed on non-accrual status when management believes that there is substantial doubt as to the collection of principal or interest, generally when they become contractually past due by 90 days or more with respect to principal or interest, except for loans that are well-secured and in the process of collection. When loans are placed on non-accrual status, any accrued but uncollected interest is reversed from current-period interest income and the amortization of deferred loan origination fees and costs is suspended. Interest payments received on nonaccrual loans are either applied against principal or reported as interest income, according to management’s judgment as to the ultimate collectability of principal. We may return non-accrual loans to accrual status when one of the following occurs:

•The borrower has resumed paying the full amount of the principal and interest and we are satisfied with the borrower's financial position. In order to meet this test, we must have received repayment of all past due principal and interest, unless the amounts contractually due are reasonably assured of repayment within a reasonable period of time, and there has been a sustained period of repayment performance (generally, six consecutive monthly payments), according to the original or modified contractual terms.
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

Collateral Dependent Loans: A loan is collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. For collateral dependent loans, including those for which management determines foreclosure is probable, each loan is individually evaluated and the allowance for credit losses is based on the fair value of the collateral, adjusted for estimated selling costs when repayment is expected from the sale of the collateral, less the loan's amortized cost. In determining the fair value, management considers such information as the appraised value of the collateral, observed and potential future changes in collateral value, and historical loss experience for loans that were secured by similar collateral. Generally, with problem credits that are collateral dependent, we obtain appraisals of the collateral at least annually. We may obtain appraisals more frequently if we believe the collateral value is subject to market volatility, if a specific event has affected the collateral, or if we believe foreclosure is imminent.

Allowance for Credit Losses on Loans ("ACL"): The ACL is a valuation account that is deducted from the amortized cost basis at the balance sheet date to present the net amount of loans expected to be collected. Amortized cost does not include accrued interest, which management elected to exclude from the estimate of expected credit losses (refer to the Past-Due and Non-Accrual Loan Policy section above). Management estimates the allowance quarterly using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Credit loss experience provides the basis for the estimation of expected credit losses.

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

Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments and curtailments, when appropriate. The pooled loans' contractual loan terms exclude assumptions about extensions, renewals, and modifications.

Loans that do not share the same risk characteristics as pooled loans are evaluated individually for credit loss and generally include all non-accrual loans, collateral dependent loans, and certain modified loans and loans graded substandard or worse, as determined by management.

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

There were no material changes to the ACL methodology during 2023. However, assumptions that mainly influenced management's current estimate of the expected credit losses were primarily adjustments to qualitative risk factors from continued uncertainty about inflation and recession risks, the potential impact of rapidly increasing interest rates and other external factors on both our non-owner-occupied commercial real estate and construction portfolios, loan and collateral concentration risks in our construction and commercial real estate portfolios, heightened portfolio management in light of current economic conditions, and continued negative trends in adversely graded loans and/or collateral values for our non-owner occupied commercial real estate office and multi-family real estate portfolios. Other elements of the estimated current expected credit losses included increased allowances for individually analyzed loans exhibiting unique credit risk characteristics and a slight increase in Moody's Analytics' Baseline Forecast of California's unemployment rate, partially offset by the impact of an overall decrease in loans. While we believe we use the best information available to determine the allowance for credit losses, our results of operations could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance. Our ACL model is sensitive to changes in unemployment rate forecasts and certain other assumptions that could result in material fluctuations in the allowance for credit losses and adversely affect our financial condition and results of operations.

As discussed in the Other Recently Adopted Accounting Standards section below, as of January 1 2023, we adopted ASU No. 2022-02 under which the concept of troubled debt restructured loans and its impact on the ACL calculation was eliminated in favor of the disclosure of certain loan modifications made to borrowers experiencing financial difficulty. Such modified loans are now subject to the Bank's standard ACL process, as outlined above.

For further information regarding the allowance for loan losses, see Note 3, Loans and Allowance for Loan Losses.

Allowance for Credit Losses on Unfunded Loan Commitments: We make commitments to extend credit to meet the financing needs of our customers in the form of loans or standby letters of credit. We are exposed to credit losses over a loan's contractual period in the event that a decline in credit quality of the borrower leads to nonperformance. We record an allowance for losses on unfunded loan commitments at the balance sheet date based on estimates of probability that these commitments will be drawn upon according to historical utilization experience of different types of commitments and expected loss severity and loss rates determined for pooled funded loans. The allowance for credit losses on unfunded commitments is a liability account included in interest payable and other liabilities on the consolidated statements of condition. Adjustments to the allowance for unfunded commitments are included in non-interest expense as a provision for (or reversal of) the allowance for unfunded commitments.

Transfers of Financial Assets: We have entered into certain loan participation agreements with other organizations. We account for these transfers of financial assets as sales when control over the transferred financial assets has been surrendered. Control over transferred assets is deemed to be surrendered when 1) the assets and liabilities have been isolated from us, 2) the transferee has the right to pledge or exchange the assets (or beneficial interests) it received, free of conditions that constrain it from taking advantage of that right, beyond a trivial benefit and 3) we do not maintain effective control over the transferred financial assets or third-party beneficial interests related to those transferred assets. Transfers of a portion of a loan must meet the criteria of a participating interest. If it does not meet the criteria of a participating interest, the transfer must be accounted for as a secured borrowing. In order to meet the criteria for a participating interest, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, and the loan holders must have no recourse to the transferor other than standard representations and warranties and no loan holder has the right to pledge or exchange the entire loan. We recognized no gains or losses on the sale of these participation interests in 2023, 2022 and 2021.

Premises and Equipment: Land is carried at cost and not depreciated. Bank-owned buildings, leasehold improvements, furniture, fixtures, software and equipment and are stated at cost, less accumulated depreciation, and depreciated/amortized on a straight-line basis. Furniture and fixtures are depreciated over eight years and equipment is generally depreciated over three to twenty years. Bank-owned buildings are depreciated over twenty-five to thirty years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the terms of the leases. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to expense as incurred.

Leases: We lease certain premises under long-term non-cancelable operating leases, most of which include escalation clauses and one or more options to extend the lease term, and some of which contain lease termination clauses. Only those renewal and termination options that management determines are reasonably certain of exercising are included in the calculation of the lease liability. In addition, we lease certain equipment under finance leases. The equipment finance lease terms do not contain renewal options, bargain purchase options or residual value guarantees. We did not have any significant short-term leases during the reported periods.

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

Goodwill and Other Intangible Assets: Goodwill arises from the acquisition method of accounting for business combinations and represents the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is deemed to have an indefinite life, is not subject to amortization, and as such is tested for impairment at least annually or more frequently if events and circumstances lead management to believe the value of goodwill may be impaired. Goodwill is the only intangible asset with an indefinite life recorded in the Company’s consolidated statements of financial condition. Impairment testing is performed at the reporting unit level. Management considered the Company to be its sole reporting unit for the year ended December 31, 2023.

Management’s assessment of goodwill impairment is performed in accordance with ASC 350-20, Intangibles - Goodwill and Other - Goodwill and encompasses a two-step process. First, the Company has the option to perform a qualitative assessment to evaluate relevant events or circumstances to determine whether it is more likely than not the fair value of the Company is less than its carrying amount, including goodwill. The factors considered in the qualitative assessment typically include macroeconomic conditions, industry and market conditions and the overall financial performance of the Company, among other factors. If the Company determines that it is more likely than not the fair value of the Company may be less than its carrying amounts, then it proceeds to the quantitative impairment test, whereby it calculates the fair value of the Company. Under GAAP, in its performance of impairment testing, management has the unconditional option to proceed directly to the quantitative impairment test, bypassing the qualitative assessment. If the carrying amount of the Company exceeds its fair value, the amount by which the carrying amount exceeds fair value, up to the carrying value of goodwill, is recorded through earnings as an impairment charge recorded in non-interest expense. If the results of the qualitative assessment indicate that it is not more likely than not that an impairment has occurred, or if the quantitative impairment test results in a fair value of the Company that is greater than the carrying amount, then no impairment charge is recorded.

The Company performs its annual goodwill impairment test as of November 30th each year. Due to the market volatility experienced in the banking sector during 2023, the Company elected to bypass a qualitative assessment of goodwill and proceed directly to a quantitative assessment, the results of which indicated that goodwill totaling $72.8 million was not impaired as of December 31, 2023, and there were no changes to our assessment through December 31, 2023. In addition, the Company recorded no goodwill impairment for the years ended December 31, 2022, and 2021.

Core deposit intangibles ("CDI") arising from the acquisition of other financial institutions are considered to have definite useful lives and are amortized on an accelerated method over their estimated useful life of ten years. At December 31, 2023, the future estimated amortization expense for the CDI arising from our past acquisitions was as follows:

(in thousands)	2024	2025	2026	2027	2028	Thereafter	Total
Core deposit intangible amortization	$975	$875	$773	$634	$242	$267	$3,766

The CDI represents the estimated future benefit of deposits related to an acquisition and is recorded separately from the related deposits and evaluated at least annually or when events and circumstances change. We recorded no impairment adjustments for the CDI in 2023, 2022 and 2021.

Other Real Estate Owned ("OREO"): OREO is comprised of property acquired through a business combination, foreclosure, in substance repossession or acceptance of deeds-in-lieu of foreclosure when the related loan receivable is de-recognized. OREO is recorded at fair value of the collateral less estimated costs to sell, establishing a new cost basis, and subsequently accounted for at the lower of cost or fair value less estimated costs to sell. Any shortfall of collateral value from the recorded investment of the related loan is recognized as loss at the time of foreclosure and is charged against the allowance for loan losses. Fair value of collateral is generally based on an independent appraisal of the property. Revenues and expenses associated with OREO, and subsequent adjustments to the fair value of the property and to the estimated costs of disposal, are realized and reported as a component of non-interest income and expense when incurred. We recorded a $40 thousand and $345 thousand valuation adjustment to OREO in 2023 and 2022, respectively. In July 2023, the Bank completed the sale of its only OREO property.

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

Employee Stock Ownership Plan (“ESOP”): We recognize compensation cost for ESOP contributions when funds become committed for the purchase of Bancorp's common shares into the ESOP in the year in which the employees render service entitling them to the contribution. If we contribute stock, the compensation cost is the fair value of the shares when they are committed to be released (i.e., when the number of shares becomes known and formally approved). In 2023, 2022 and 2021, Bancorp only made stock contributions to the ESOP.

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

Earnings per share (“EPS”): EPS is based upon the weighted average number of common shares outstanding during each year. The following table shows: 1) weighted average basic shares, 2) potentially dilutive weighted average common shares related to stock options and unvested restricted stock awards, and 3) weighted average diluted shares. Basic EPS are calculated by dividing net income by the weighted average number of common shares outstanding during each annual period, excluding unvested restricted stock awards. Diluted EPS are calculated using the weighted average number of potentially dilutive common shares. The number of potentially dilutive common shares included in year-to-date diluted EPS is a year-to-date weighted average of potentially dilutive common shares included in each quarterly diluted EPS computation. In computing diluted EPS, we exclude anti-dilutive shares such as options whose exercise prices exceed the current common stock price, as they would not reduce EPS under the treasury stock method. We have two forms of outstanding common stock: common stock and unvested restricted stock awards. Holders of unvested restricted stock awards receive non-forfeitable dividends at the same rate as common shareholders and they both share equally in undistributed earnings. Under the two-class method, the difference in EPS is nominal for these participating securities.

(in thousands, except per share data)	2023	2022	2021
Weighted average basic common shares outstanding	16,012	15,921	14,340
Potentially dilutive common shares related to:
Stock options	3	31	62
Unvested restricted stock awards	11	17	20
Weighted average diluted common shares outstanding	16,026	15,969	14,422
Net income	$19,895	$46,586	$33,228
Basic EPS	$1.24	$2.93	$2.32
Diluted EPS	$1.24	$2.92	$2.30
Weighted average anti-dilutive common shares not included in the calculation of diluted EPS	364	211	97

Share-Based Compensation: All share-based payments, including stock options and restricted stock, are recognized as stock-based compensation expense in the consolidated statements of comprehensive income (loss) based on the grant-date fair value of the award with a corresponding increase in common stock. The grant-date fair value of the award is amortized on a straight-line basis over the requisite service period, which is generally the vesting period. The stock-based compensation expense excludes stock grants to directors as compensation for their services, which are recognized as director expenses separately based on the grant-date value of the stock. We account for forfeitures as they occur. See Note 8, Stockholders' Equity and Stock Option Plans, for further discussion.

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

We record excess tax benefits resulting from the exercise of non-qualified stock options, the disqualifying disposition of incentive stock options and vesting of restricted stock awards as tax benefits in the consolidated statements of comprehensive income (loss) with a corresponding decrease to current taxes payable. In addition, we reflect excess tax benefits as an operating activity in the consolidated statements of cash flows.

Cash paid for tax withholdings when shares are surrendered in a cashless stock option exchange is classified as a financing activity in the consolidated statements of cash flows.

Derivative Financial Instruments and Hedging Activities - Fair Value Hedges: All of our interest rate swap contracts are designated and qualified as fair value hedges. The terms of our loan interest rate swap contracts are closely aligned to the terms of the designated fixed-rate loans. The hedging relationships are tested for effectiveness on a quarterly basis using a qualitative approach. The qualitative analysis includes verification that there are no changes to the derivative's or hedged item's key terms and conditions and no adverse developments regarding risk of counterparty default, and validation that we continue to have fair value hedge designation. Our rate swaps on available-for-sale securities were designated as partial term fair value hedges and structured such that the changes in fair value of the interest rate swaps are expected to be perfectly effective in offsetting the changes in the fair value of the hedged items attributable to changes in the swap rate. Because the hedges met the criteria for using the shortcut method, there is no need to periodically reassess effectiveness during the term of the hedges.

The interest rate swaps are carried on the consolidated statements of condition at their fair value in other assets (when the fair value is positive) or in other liabilities (when the fair value is negative). For fair value designated hedges, the gain or loss on the hedging instruments, as well as the offsetting loss or gain on the hedged items, are recognized in current earnings as fair values change.

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

For further detail, refer to Note 14, Derivative Financial Instruments and Hedging Activities.

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

Advertising Costs: Advertising costs are expensed as incurred. For the years ended December 31, 2023, 2022, and 2021, advertising costs totaled $1.2 million, $1.1 million, and $908 thousand, respectively.
Comprehensive Income (Loss): Comprehensive income (loss) primarily includes net income, changes in the unrealized gains or losses on available-for-sale investment securities, reclassification adjustment for gains or losses on fair value hedges, reclassification adjustment for realized (gains) losses on available-for-sale securities in net income, and amortization of net unrealized gains or losses on securities transferred from available-for-sale to held-to-maturity, net of related taxes, reported on the consolidated statements of comprehensive income (loss) and as components of stockholders' equity.

Fair Value Measurements: We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. We base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., exit price notion) reflecting factors such as a liquidity premium. Securities available-for-sale and derivatives are recorded at fair value on a recurring basis. Equity investments that do not have readily determinable fair values are recorded at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. FHLB stock was carried at cost as of December 31, 2023, as there was no impairment or changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Additionally, from time to time, we may be required to record certain assets and liabilities at fair value on a non-recurring basis, such as purchased loans and acquired deposits recorded at acquisition date, certain collateral dependent loans, other real estate owned and securities held-to-maturity that are other-than-temporarily impaired. These non-recurring fair value adjustments typically involve write-downs of individual assets due to application of lower-of-cost or market accounting.

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

In March 2020, the FASB issued Accounting Standards Update ("ASU") No. 2020-04, Reference Rate Reform (Topic 848). The amendments in this ASU are elective and provide optional guidance for a limited period of time to ease the potential burden of accounting for, or recognizing the effects of reference rate reform. The amendments in this ASU provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Topic 848 was further amended in January 2021 with ASU No. 2021-01, which provided additional guidance on certain optional expedients and scope of derivative instruments, and in December 2022 with ASU 2022-06, which extended the sunset date of Topic 848 to December 31, 2024 given the UK Financial Conduct Authority ("FCA") March 2021 announcement that the intended cessation date of certain tenors of USD LIBOR would be June 30, 2023. An entity may elect the amendments in these updates at an interim period with adoption methods varying based on transaction type. As of December 31, 2023, we had three interest rate swap contracts with notional values totaling $8.6 million that were indexed to LIBOR, which transitioned to the Secured Overnight

Financing Rate ("SOFR") effective July 1, 2023. The transition to SOFR did not have a material impact to either our financial condition or results of operations.
Accounting Standards Not Yet Effective

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendment reduces diversity in practice by clarifying that a separate contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. In addition, this ASU provided amended examples to illustrate that a restriction that is a characteristic of the equity security, which market participants would take into account when pricing them, would be considered in measuring fair value. This ASU also introduces new disclosure requirements. The amendments are effective prospectively for years beginning after December 15, 2023. Early adoption is permitted for both interim and annual financial statements. As discussed in Note 2, Investment Securities, in July 2023 we sold our remaining shares of Visa Inc. Class B restricted common stock. As a result of the sale, this update will not impact our financial condition, results of operations or disclosures.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, enhanced interim disclosure requirements, clarifying circumstances in which an entity can disclose multiple segment measures of profit or loss, providing new segment disclosure requirements for entities with a single reportable segment, and requiring other disclosures. The amendments are effective for annual reporting periods beginning after December 15, 2023 (i.e., 2024 Form 10-K) and interim periods within fiscal years beginning after December 31, 2024, and shall be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. We currently have only one reportable segment and are evaluating the impact of the amendments on our financial statement disclosures upon adoption.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require disaggregated information about the effective tax rate reconciliation and additional disclosures on reconciling items and taxes paid that meet a quantitative threshold. The amendments are effective for annual reporting periods beginning after December 15, 2024, and may be adopted either prospectively or retrospectively. Early adoption is permitted. We are currently evaluating the impact of the amendments on our financial statement disclosures upon adoption.

Note 2:  Investment Securities

Our investment securities portfolio consists of U.S. Treasury securities, obligations of state and political subdivisions, U.S. federal government agencies, such as the Government National Mortgage Association ("GNMA") and Small Business Administration ("SBA"), and U.S. government-sponsored enterprises ("GSEs"), such as the Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC"), Federal Farm Credit Banks Funding Corporation and FHLB, and U.S. Corporations. We also invest in residential and commercial mortgage-backed securities ("MBS"/"CMBS") and collateralized mortgage obligations ("CMOs") issued or guaranteed by the GSEs, as reflected in the following table.

A summary of the amortized cost, fair value and allowance for credit losses related to securities held-to-maturity as of December 31, 2023 and December 31, 2022 is presented below.

Held-to-maturity:	Amortized Cost [1]	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized		Fair Value
(in thousands)				Gains	(Losses)
December 31, 2023
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	$306,261	$—	$306,261	$—	$(44,396)	$261,865
CMOs issued by FHLMC	226,416	—	226,416	28	(24,869)	201,575
CMOs issued by FNMA	101,502	—	101,502	—	(4,779)	96,723
CMOs issued by GNMA	51,006	—	51,006	—	(5,235)	45,771
SBA-backed securities	1,853	—	1,853	—	(90)	1,763
Debentures of government-sponsored agencies	146,126	—	146,126	—	(21,994)	124,132
Obligations of state and political subdivisions	62,034	—	62,034	47	(7,884)	54,197
Corporate bonds	30,000	—	30,000	—	(1,196)	28,804
Total held-to-maturity	$925,198	$—	$925,198	$75	$(110,443)	$814,830
December 31, 2022
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	$331,281	$—	$331,281	$—	$(50,147)	$281,134
CMOs issued by FHLMC	235,971	—	235,971	59	(29,503)	$206,527
CMOs issued by FNMA	111,904	—	111,904	—	(5,419)	106,485
CMOs issued by GNMA	52,356	—	52,356	11	(3,076)	49,291
SBA-backed securities	2,372	—	2,372	—	(133)	2,239
Debentures of government-sponsored agencies	145,823	—	145,823	—	(26,467)	119,356
Obligations of state and political subdivisions	62,500	—	62,500	—	(10,741)	51,759
Corporate bonds	30,000	—	30,000	—	(1,552)	28,448
Total held-to-maturity	$972,207	$—	$972,207	$70	$(127,038)	$845,239
[1] Amortized cost and fair values exclude accrued interest receivable of $3.6 million and $3.7 million at December 31, 2023 and 2022, respectively, which is included in interest receivable and other assets in the consolidated statements of condition.

Management measures expected credit losses on held-to-maturity securities collectively by major security type, with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to MBSs and CMOs issued or guaranteed by the GSEs, and SBA-backed securities, we expect to receive all the contractual principal and interest on these securities, as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities. With regard to securities issued by states and political subdivisions and corporate bonds, management considers: (i) issuer and/or guarantor credit ratings, (ii) historical probability of default and loss given default rates for given bond ratings and remaining maturity, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, (iv) internal credit review of the financial information, and (v) whether or not such securities have credit enhancements such as guarantees, contain a defeasance clause, or are pre-refunded by the issuers. Based on the comprehensive analysis, no credit losses are expected.
The following table summarizes the amortized cost of our portfolio of held-to-maturity securities issued by states and political subdivisions and corporate bonds by Moody's and/or Standard & Poor's bond ratings as of December 31, 2023 and 2022.

	Obligations of state and political subdivisions		Corporate bonds
(in thousands)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Aaa / AAA	$42,577	$42,986	$—	$—
Aa2 / AA	19,457	19,514	—	—
A2 / A	—	—	30,000	30,000
Total	$62,034	$62,500	$30,000	$30,000

A summary of the amortized cost, fair value and allowance for credit losses related to securities available-for-sale as of December 31, 2023 and 2022 is presented below.

Available-for-sale:	Amortized Cost [1]	Gross Unrealized		Allowance for Credit Losses	Fair Value
(in thousands)		Gains	(Losses)
December 31, 2023
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	$81,937	$2	$(9,516)	$—	$72,423
CMOs issued by FHLMC	266,407	—	(24,758)	—	241,649
CMOs issued by FNMA	23,987	—	(2,715)	—	21,272
CMOs issued by GNMA	20,006	—	(2,878)	—	17,128
SBA-backed securities	21,126	—	(1,655)	—	19,471
Debentures of government- sponsored agencies	73,899	—	(7,037)	—	66,862
U.S. Treasury securities	11,923	—	(1,300)	—	10,623
Obligations of state and political subdivisions	102,202	1	(10,321)	—	91,882
Corporate bonds	11,992	—	(1,274)	—	10,718
Asset-backed securities	—	—	—	—	—
Total available-for-sale	$613,479	$3	$(61,454)	$—	$552,028
December 31, 2022
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	$109,736	$3	$(12,133)	$—	$97,606
CMOs issued by FHLMC	347,437	—	(33,682)	—	313,755
CMOs issued by FNMA	36,172	—	(3,852)	—	32,320
CMOs issued by GNMA	35,120	—	(3,296)	—	31,824
SBA-backed securities	47,724	2	(3,371)	—	44,355
Debentures of government- sponsored agencies	149,114	—	(14,008)	—	135,106
U.S. Treasury securities	11,904	—	(1,635)	—	10,269
Obligations of state and political subdivisions	116,855	29	(14,761)	—	102,123
Corporate bonds	36,990	—	(3,714)	—	33,276
Asset-backed securities	1,553	—	(91)	—	1,462
Total available-for-sale	$892,605	$34	$(90,543)	$—	$802,096
[1] Amortized cost and fair value exclude accrued interest receivable of $2.3 million and $3.2 million at December 31, 2023 and 2022, respectively, which is included in interest receivable and other assets in the consolidated statements of condition.

As part of our ongoing review of our investment securities portfolio, we reassessed the classification of certain securities issued by government-sponsored agencies. In March 2022, we transferred $357.5 million of these securities from available-for-sale to held-to-maturity at fair value. We intend and have the ability to hold these securities to maturity. The net unrealized pre-tax loss of $14.8 million that remained and the related accumulated other comprehensive loss are accreted to interest income over the remaining lives of the securities. Because these entries offset each other, there is no impact on net income.

The amortized cost and fair value of investment debt securities by contractual maturity at December 31, 2023 and 2022 are shown below. Expected maturities may differ from contractual maturities if the issuers of the securities have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2023				December 31, 2022
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$101	$100	$450	$446	$1,254	$1,239
After one but within five years	87,887	84,541	226,669	208,444	87,418	83,663	335,813	307,843
After five years through ten years	304,976	261,654	95,552	85,447	262,072	222,280	185,997	166,273
After ten years	532,335	468,635	291,157	258,037	622,267	538,850	369,541	326,741
Total	$925,198	$814,830	$613,479	$552,028	$972,207	$845,239	$892,605	$802,096

Sales of investment securities and gross gains and losses for the years ended December 31, 2023, 2022 and 2021 are shown in the following table.

(in thousands)	2023	2022	2021
Available-for-sale:
Sales proceeds	$205,795	$10,664	$6,632
Gross realized gains	$5	$17	$1
Gross realized losses	$(8,705)	$(80)	$(17)
Sale of equity securities: [1]
Sales proceeds	$2,807	$—	$—
Gross realized gain	$2,807	$—	$—
1 Refer to VISA Inc. Class B Common Stock section below for more information.

The reported values of pledged investment securities are shown in the following table.

(in thousands)	December 31, 2023	December 31, 2022
Pledged to the State of California:
Secure public deposits in compliance with the Local Agency Security Program	$287,436	$231,307
Collateral for trust deposits	666	669
Collateral for Wealth Management and Trust Services checking account	562	564
Total investment securities pledged to the State of California	288,664	232,540
Bankruptcy trustee deposits pledged with Federal Reserve Bank	1,151	1,686
Pledged to FHLB Securities-Backed Credit Program	383,484	—
Pledged to the Federal Reserve "BTFP"	265,660	—
Total pledged investment securities	$938,959	$234,226

There were 313 and 407 securities in unrealized loss positions at December 31, 2023 and 2022, respectively. Those securities are summarized and classified according to the duration of the loss period in the tables below.

December 31, 2023	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	$—	$—	$261,865	$(44,396)	$261,865	$(44,396)
CMOs issued by FHLMC	8,662	(21)	188,657	(24,848)	197,319	(24,869)
CMOs issued by FNMA	42,474	(411)	54,249	(4,368)	96,723	(4,779)
CMOs issued by GNMA	10,988	(244)	34,783	(4,991)	45,771	(5,235)
SBA-backed securities	—	—	1,763	(90)	1,763	(90)
Debentures of government-sponsored agencies	—	—	124,132	(21,994)	124,132	(21,994)
Obligations of state and political subdivisions	—	—	44,437	(7,884)	44,437	(7,884)
Corporate bonds	—	—	28,804	(1,196)	28,804	(1,196)
Total held-to-maturity	$62,124	$(676)	$738,690	$(109,767)	$800,814	$(110,443)
Available-for-sale:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	$—	$—	$72,146	$(9,516)	$72,146	$(9,516)
CMOs issued by FHLMC	1,235	(7)	240,414	(24,751)	241,649	(24,758)
CMOs issued by FNMA	—	—	21,272	(2,715)	21,272	(2,715)
CMOs issued by GNMA	—	—	17,128	(2,878)	17,128	(2,878)
SBA-backed securities	—	—	19,471	(1,655)	19,471	(1,655)
Debentures of government-sponsored agencies	—	—	66,862	(7,037)	66,862	(7,037)
U.S. Treasury securities	—	—	10,623	(1,300)	10,623	(1,300)
Obligations of state and political subdivisions	666	(1)	90,655	(10,320)	91,321	(10,321)
Corporate bonds	—	—	10,718	(1,274)	10,718	(1,274)
Asset-backed securities	—	—	—	—	—	—
Total available-for-sale	$1,901	$(8)	$549,289	$(61,446)	$551,190	$(61,454)
Total securities at a loss position	$64,025	$(684)	$1,287,979	$(171,213)	$1,352,004	$(171,897)

December 31, 2022	< 12 continuous months		> 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	$62,627	$(5,960)	$218,507	$(44,187)	$281,134	$(50,147)
CMOs issued by FHLMC	78,144	(5,874)	113,796	(23,629)	191,940	(29,503)
CMOs issued by FNMA	106,485	(5,419)	—	—	106,485	(5,419)
CMOs issued by GNMA	27,570	(1,676)	10,331	(1,400)	37,901	(3,076)
SBA-backed securities	2,239	(133)	—	—	2,239	(133)
Debentures of government-sponsored agencies	38,645	(2,530)	80,711	(23,937)	119,356	(26,467)
Obligations of state and political subdivisions	15,155	(589)	36,603	(10,152)	51,758	(10,741)
Corporate bonds	28,448	(1,552)	—	—	28,448	(1,552)
Total held-to-maturity	$359,313	$(23,733)	$459,948	$(103,305)	$819,261	$(127,038)
Available-for-sale:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	$44,630	$(4,501)	$52,235	$(7,632)	$96,865	$(12,133)
CMOs issued by FHLMC	169,760	(15,144)	143,995	(18,538)	313,755	(33,682)
CMOs issued by GNMA	4,790	(235)	27,529	(3,617)	32,319	(3,852)
CMOs issued by FNMA	8,214	(374)	23,612	(2,922)	31,826	(3,296)
SBA-backed securities	37,845	(3,228)	6,133	(143)	43,978	(3,371)
Debentures of government- sponsored agencies	19,054	(946)	116,052	(13,062)	135,106	(14,008)
U.S. Treasury securities	—	—	10,269	(1,635)	10,269	(1,635)
Obligations of state and political subdivisions	70,402	(9,459)	28,711	(5,302)	99,113	(14,761)
Corporate bonds	—	—	33,276	(3,714)	33,276	(3,714)
Asset-backed securities	—	—	1,462	(91)	1,462	(91)
Total available-for-sale	$354,695	$(33,887)	$443,274	$(56,656)	$797,969	$(90,543)
Total	$714,008	$(57,620)	$903,222	$(159,961)	$1,617,230	$(217,581)

As of December 31, 2023, the investment portfolio included 306 investment securities that had been in a continuous loss position for twelve months or more and 7 investment securities that had been in a loss position for less than twelve months.

Securities issued by government-sponsored agencies, such as FNMA and FHLMC, usually have implicit credit support from the U.S. federal government. However, since 2008, FNMA and FHLMC have been under government conservatorship and, therefore, contractual cash flows for these investments carry explicit guarantees by the U.S. federal government while FNMA and FHLMC remain under conservatorship. Securities issued by the SBA and GNMA have explicit credit guarantees by the U.S. federal government, which protects us from credit losses on the contractual cash flows of the securities.

Our investments in obligations of state and political subdivision bonds are deemed creditworthy after our comprehensive analysis of the issuers' latest financial information, credit ratings by major credit agencies, and/or credit enhancements.
No allowances for credit losses have been recognized on available-for-sale securities in an unrealized loss position, as management does not believe any of the securities are impaired due to reasons of credit quality at either December 31, 2023 or 2022. In addition, for any available-for-sale securities in an unrealized loss position at December 31, 2023 and 2022, the Bank assessed whether it intended to sell the securities, or if it was more likely than not that it would be required to sell the securities before recovery of its amortized cost basis, which would require a write-down to fair value through net income. Because the Bank did not intend to sell those securities that were in an unrealized loss position, and it was not more-likely-than-not that the Bank would be required to sell the securities before recovery of their amortized cost bases, the Bank determined that no write-down was necessary as of the reporting date.

On July 7, 2023, the Bank entered into various interest rate swap agreements with notional values totaling $101.8 million to hedge balance sheet interest rate sensitivity and protect selected securities in its available-for-sale portfolio against changes in fair value related to changes in the benchmark interest rate. For additional details, refer to Note 14, Derivative Financial Instruments and Hedging Activities.

Non-Marketable Securities Included in Other Assets

FHLB Capital Stock

As a member of the FHLB, we are required to maintain a minimum investment in FHLB capital stock as determined by the Board of Directors of the FHLB. The minimum investment requirements can increase in the event we increase our total asset size or borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. We held $16.7 million of FHLB stock included in other assets on the consolidated statements of condition at both December 31, 2023 and 2022. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks and do not have a readily determinable market value. Based on our analysis of FHLB’s financial condition and certain qualitative factors, we determined that the FHLB stock was not impaired at December 31, 2023 or 2022.  On February 21, 2024, FHLB announced a cash dividend for the fourth quarter of 2023 at an annualized dividend rate of 8.75% to be distributed in mid-March 2024. Cash dividends paid on FHLB capital stock are recorded as non-interest income.

Visa Inc. Class B Common Stock

As a member bank of Visa U.S.A., we held 10,439 shares of Visa Inc. Class B common stock as of December 31, 2022. These shares had a carrying value of zero because they lacked a readily determinable fair value due to the restriction from resale to non-member banks of Visa U.S.A. until their conversion into Class A (voting) shares upon the termination of Visa Inc.'s Covered Litigation, and uncertainty about the conversion rate to Class A shares. On July 13, 2023, the Bank sold the entirety of its remaining investment in Visa Inc. Class B restricted common stock for a $2.8 million gain.

For further information, refer to Note 12, Commitments and Contingencies.

Low Income Housing Tax Credits

We invest in low-income housing tax credit funds as a limited partner, which totaled $2.0 million and $2.5 million recorded in other assets as of December 31, 2023 and 2022, respectively. In 2023, we recognized $600 thousand of low income housing tax credits and other tax benefits, offset by $503 thousand of amortization expense for low-income housing tax credit investments, as a component of income tax expense. As of December 31, 2023, our unfunded commitments for these low-income housing tax credit funds totaled $344 thousand. We did not recognize any impairment losses on these low-income housing tax credit investments during 2023 or 2022, as the value of the future tax benefits exceeds the carrying value of the investments.

Note 3:  Loans and Allowance for Credit Losses on Loans

The following table presents the amortized cost of loans by portfolio class as of December 31, 2023 and 2022.

	December 31,
(in thousands)	2023	2022
Commercial and industrial	$153,750	$173,547
Real estate:
Commercial owner-occupied	333,181	354,877
Commercial non-owner occupied	1,219,385	1,191,889
Construction	99,164	114,373
Home equity	82,087	88,748
Other residential	118,508	112,123
Installment and other consumer loans	67,645	56,989
Total loans, at amortized cost [1]	2,073,720	2,092,546
Allowance for credit losses on loans	(25,172)	(22,983)
Total loans, net of allowance for credit losses on loans	$2,048,548	$2,069,563
1 Amortized cost includes net deferred loan origination costs of $2.7 million and $1.8 million at December 31, 2023 and 2022, respectively. Amounts are also net of unrecognized purchase discounts of $2.0 million and $2.6 million at December 31, 2023 and 2022, respectively. Amortized cost excludes accrued interest, which totaled $6.6 million and $6.1 million at December 31, 2023 and 2022, respectively, and is included in interest receivable and other assets in the consolidated statements of condition.

Lending Risks

Concentrations of Credit: Virtually all of our loans are from customers located in Northern California. Approximately 90% of total loans were secured by real estate at both December 31, 2023 and 2022. At December 31, 2023 and 2022, 75% and 74%, respectively, of our loans were for commercial real estate, the majority of which were secured by real estate located in Marin, Sonoma, San Francisco, Napa, Alameda, Sacramento, and Contra Costa counties (California).

Commercial and Industrial Loans: Commercial loans are generally made to established small and mid-sized businesses to provide financing for their growth and working capital needs, equipment purchases and acquisitions.  Management examines historical, current, and projected cash flows to determine the ability of the borrower to repay obligations as agreed. Commercial loans are made based primarily on the identified cash flows of the borrower and secondarily on the underlying collateral and guarantor support. The cash flows of borrowers, however, may not occur as expected, and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed, such as accounts receivable and inventory, and typically include personal guarantees. We target stable businesses with guarantors who provide additional sources of repayment and have proven to be resilient in periods of economic stress.  A weakened economy, and the resultant decreased consumer and/or business spending, may have an effect on the credit quality of commercial loans.

Commercial Real Estate Loans: Commercial real estate loans, which include income producing investment properties and owner-occupied real estate used for business purposes, are subject to underwriting standards and processes similar to those for commercial loans discussed above. We underwrite these loans to be repaid from cash flow from either the business or investment property and supported by real property collateral. Underwriting standards for commercial real estate loans include, but are not limited to, debt coverage and loan-to-value ratios. Furthermore, a large majority of our loans are guaranteed by the owners of the properties. Conditions in the real estate markets or a downturn in the general economy may adversely affect our commercial real estate loans. In the event of a vacancy, we expect guarantors to carry the loans until they find a replacement tenant.  The owner's substantial equity investment provides a strong economic incentive to continue to support their commercial real estate projects. As such, we have generally experienced a relatively low level of losses and delinquencies in this portfolio.

Construction Loans: Construction loans are generally made to developers and builders to finance construction, renovation and occasionally land acquisitions in anticipation of near-term development. Construction loans include interest reserves that are used for the payment of interest during the development and marketing periods and are capitalized as part of the loan balance. When a construction loan is placed on nonaccrual status before the depletion of the interest reserve, we apply the interest funded by the interest reserve against the loan's principal balance. These loans are underwritten after an evaluation of the borrower's financial strength, reputation, prior track record, and independent appraisals. We monitor all construction projects to determine whether they are on schedule, completed as planned and in accordance with the approved construction budgets. Significant events can affect the construction industry, including: the inherent volatility of real estate markets and vulnerability to delays due to weather, change orders, inability to obtain construction permits, labor or material shortages, and price changes. Estimates of construction costs and value associated with the completed project may be inaccurate. Repayment of construction loans is largely dependent on the ultimate success of the project.

Consumer Loans: Consumer loans primarily consist of home equity lines of credit, other residential loans, floating homes, and indirect luxury auto loans, along with a small number of installment loans. Our other residential loans include tenancy-in-common fractional interest loans ("TIC") located almost entirely in San Francisco County. We originate consumer loans utilizing credit score information, debt-to-income ratio, and loan-to-value ratio analysis. Diversification among consumer loan types, coupled with relatively small loan amounts that are spread across many individual borrowers, mitigates risk. We do not originate sub-prime residential mortgage loans, nor is it our practice to underwrite loans commonly referred to as "Alt-A mortgages," the characteristics of which are reduced documentation, borrowers with low FICO scores, or collateral with high loan-to-value ratios.

Credit Quality Indicators

We use a risk rating system to evaluate asset quality, and to identify and monitor credit risk in individual loans, and in the loan portfolio. Our definitions of “Special Mention” risk graded loans, or worse, are consistent with those used by the Federal Deposit Insurance Corporation ("FDIC").  Our internally assigned grades are as follows:

Pass and Watch: Loans to borrowers of acceptable or better credit quality. Borrowers in this category demonstrate fundamentally sound financial positions, repayment capacity, credit history, and management expertise.  Loans in this category must have an identifiable and stable source of repayment and meet the Bank’s policy regarding debt-service-coverage ratios.  These borrowers are capable of sustaining normal economic, market or operational setbacks without significant financial consequences.  Negative external industry factors are generally not present.  The loan may be secured, unsecured, or supported by non-real estate collateral for which the value is more difficult to determine and/or whose marketability is more uncertain. This category also includes “Watch” loans, where the primary source of repayment has been delayed. The “Watch” risk rating is intended to be a transitional grade, with either an upgrade or downgrade within a reasonable period.

Special Mention: Potential weaknesses that deserve close attention. If left uncorrected, those potential weaknesses may result in deterioration of the payment prospects for the asset. Special Mention assets do not present sufficient risk to warrant adverse classification.

Substandard: Inadequately protected by either the current sound worth and paying capacity of the obligor or the collateral pledged, if any. A Substandard asset has well-defined weaknesses that jeopardize the liquidation of the debt. Substandard assets are characterized by the distinct possibility that we will sustain some loss if such weaknesses or deficiencies are not corrected. Well-defined weaknesses include adverse trends or developments in the borrower’s financial condition, managerial weaknesses, and/or significant collateral deficiencies.

Doubtful: Critical weaknesses that make collection or liquidation in full improbable. There may be specific pending events that work to strengthen the asset; however, the amount or timing of the loss may not be determinable. Pending events generally occur within one year of the asset being classified as Doubtful. Examples include: merger, acquisition, or liquidation; capital injection; guarantee; perfecting liens on additional collateral; and refinancing. Such loans are placed on non-accrual status and are usually collateral-dependent.

We regularly review our credits for the accuracy of risk grades whenever we receive new information and at each quarterly and year-end reporting period. Borrowers are generally required to submit financial information at regular intervals. Typically, commercial borrowers with lines of credit are required to submit financial information with reporting intervals ranging from monthly to annually depending on credit size, risk and complexity. In addition, investor commercial real estate borrowers with loans exceeding a certain dollar threshold are usually required to submit rent rolls or property income statements annually. We monitor construction loans monthly. We review home equity and other consumer loans based on delinquency. We also review loans graded “Watch” or worse, regardless of loan type, no less than quarterly.

The following tables present the loan portfolio by loan portfolio class, origination/renewal year and internal risk rating as of December 31, 2023 and 2022. The current year vintage table reflects gross charge-offs by portfolio class and year of origination. Generally, existing term loans that were re-underwritten are reflected in the table in the year of renewal. Lines of credit that have a conversion feature at the time of origination, such as construction to perm loans, are presented by year of origination.

(in thousands)	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
December 31, 2023	2023	2022	2021	2020	2019	Prior		Total
Commercial and industrial:
Pass and Watch	$25,615	$9,187	$2,970	$3,718	$15,128	$21,004	$62,486	$140,108
Special Mention	—	—	—	—	334	—	9,300	9,634
Substandard	—	—	—	—	1,311	2,697	—	4,008
Total commercial and industrial	$25,615	$9,187	$2,970	$3,718	$16,773	$23,701	$71,786	$153,750
Gross current period charge-offs	$—	$—	$—	$(4)	$(3)	$(3)	$(1)	$(11)
Commercial real estate, owner-occupied:
Pass and Watch	$13,128	$41,808	$49,887	$37,708	$40,994	$114,018	$56	$297,599
Special Mention	1,431	4,498	15,636	820	286	8,902	—	31,573
Substandard	—	2,231	—	—	—	1,778	—	4,009
Total commercial real estate, owner-occupied	$14,559	$48,537	$65,523	$38,528	$41,280	$124,698	$56	$333,181
Gross current period charge-offs	$—	$—	$—	$—	$(406)	$—	$—	$(406)
Commercial real estate, non-owner occupied:
Pass and Watch	$76,718	$172,028	$196,340	$150,831	$139,860	$368,675	$9,832	$1,114,284
Special Mention	—	2,790	9,498	11,776	15,708	41,602	—	81,374
Substandard	878	272	2,204	—	—	20,373	—	23,727
Total commercial real estate, non-owner occupied	$77,596	$175,090	$208,042	$162,607	$155,568	$430,650	$9,832	$1,219,385
Construction:
Pass and Watch	$13,138	$24,403	$19,521	$29,512	$—	$—	$—	$86,574
Special Mention	12,590	—	—	—	—	—	—	12,590
Total construction	$25,728	$24,403	$19,521	$29,512	$—	$—	$—	$99,164
Home equity:
Pass and Watch	$—	$—	$—	$—	$—	$734	$80,773	$81,507
Substandard	—	—	—	—	—	369	211	580
Total home equity	$—	$—	$—	$—	$—	$1,103	$80,984	$82,087
Other residential:
Pass and Watch	$17,861	$20,114	$13,390	$25,637	$20,935	$20,571	$—	$118,508
Total other residential	$17,861	$20,114	$13,390	$25,637	$20,935	$20,571	$—	$118,508
Installment and other consumer:
Pass and Watch	$22,038	$14,528	$10,632	$4,687	$5,300	$9,399	$1,061	$67,645
Total installment and other consumer	$22,038	$14,528	$10,632	$4,687	$5,300	$9,399	$1,061	$67,645
Gross current period charge-offs	$(7)	$(6)	$(1)	$(4)	$—	$(1)	$(5)	$(24)
Total loans:
Pass and Watch	$168,498	$282,068	$292,740	$252,093	$222,217	$534,401	$154,208	$1,906,225
Total Special Mention	$14,021	$7,288	$25,134	$12,596	$16,328	$50,504	$9,300	$135,171
Total Substandard	$878	$2,503	$2,204	$—	$1,311	$25,217	$211	$32,324
Totals	$183,397	$291,859	$320,078	$264,689	$239,856	$610,122	$163,719	$2,073,720
Total gross current period charge-offs	$(7)	$(6)	$(1)	$(8)	$(409)	$(4)	$(6)	$(441)

(in thousands)	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
December 31, 2022	2022	2021	2020	2019	2018	Prior		Total
Commercial and industrial:
Pass and Watch	$15,349	$6,679	$7,603	$19,982	$5,362	$24,954	$84,655	$164,584
Special Mention	275	—	—	2,272	3,836	—	402	6,785
Substandard	—	—	1,252	—	—	625	301	2,178
Total commercial and industrial	$15,624	$6,679	$8,855	$22,254	$9,198	$25,579	$85,358	$173,547
Commercial real estate, owner-occupied:
Pass and Watch	$54,188	$52,080	$40,369	$44,798	$29,856	$104,377	$—	$325,668
Special Mention	—	16,199	—	304	5,255	4,493	—	26,251
Substandard	—	—	—	1,160	—	1,699	—	2,859
Doubtful	—	—	99	—	—	—	—	99
Total commercial real estate, owner-occupied	$54,188	$68,279	$40,468	$46,262	$35,111	$110,569	$—	$354,877
Commercial real estate, non-owner occupied:
Pass and Watch	$177,822	$211,228	$155,278	$160,670	$129,166	$308,509	$57	$1,142,730
Special Mention	—	1,172	12,097	3,934	678	9,290	—	27,171
Substandard	—	2,264	—	—	—	19,724	—	21,988
Total commercial real estate, non-owner occupied	$177,822	$214,664	$167,375	$164,604	$129,844	$337,523	$57	$1,191,889
Construction:
Pass and Watch	$49,262	$19,393	$28,861	$7,745	$9,112	$—	$—	$114,373
Total construction	$49,262	$19,393	$28,861	$7,745	$9,112	$—	$—	$114,373
Home equity:
Pass and Watch	$—	$—	$—	$—	$—	$883	$86,971	$87,854
Substandard	—	—	—	—	—	480	414	894
Total home equity	$—	$—	$—	$—	$—	$1,363	$87,385	$88,748
Other residential:
Pass and Watch	$21,154	$14,547	$29,018	$21,890	$11,064	$14,450	$—	$112,123
Total other residential	$21,154	$14,547	$29,018	$21,890	$11,064	$14,450	$—	$112,123
Installment and other consumer:
Pass and Watch	$20,054	$13,022	$5,727	$6,492	$4,181	$6,478	$944	$56,898
Substandard	—	—	—	—	—	91	—	91
Total installment and other consumer	$20,054	$13,022	$5,727	$6,492	$4,181	$6,569	$944	$56,989
Total loans:
Pass and Watch	$337,829	$316,949	$266,856	$261,577	$188,741	$459,651	$172,627	$2,004,230
Total Special Mention	$275	$17,371	$12,097	$6,510	$9,769	$13,783	$402	$60,207
Total Substandard	$—	$2,264	$1,252	$1,160	$—	$22,619	$715	$28,010
Total Doubtful	$—	$—	$99	$—	$—	$—	$—	$99
Totals	$338,104	$336,584	$280,304	$269,247	$198,510	$496,053	$173,744	$2,092,546

The following table shows the amortized cost of loans by portfolio class, payment aging and non-accrual status as of December 31, 2023 and 2022.

Loan Aging Analysis by Portfolio Class
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, non-owner occupied	Construction	Home equity	Other residential	Installment and other consumer	Total
December 31, 2023
30-59 days past due	$2,991	$618	$—	$—	$43	$83	$195	$3,930
60-89 days past due	69	—	2,204	—	—	—	1	2,274
90 days or more past due [1]	1,311	149	—	—	—	—	—	1,460
Total past due	4,371	767	2,204	—	43	83	196	7,664
Current	149,379	332,414	1,217,181	99,164	82,044	118,425	67,449	2,066,056
Total loans [1]	$153,750	$333,181	$1,219,385	$99,164	$82,087	$118,508	$67,645	$2,073,720
Non-accrual loans [2]	$4,008	$434	$3,081	$—	$469	$—	$—	$7,992
Non-accrual loans with no allowance	$1,311	$434	$877	$—	$469	$—	$—	$3,091
December 31, 2022
30-59 days past due	$3	$—	$—	$—	$319	$93	$5	$420
60-89 days past due	—	—	—	—	244	—	—	244
90 days or more past due [1]	264	—	—	—	414	—	—	678
Total past due	267	—	—	—	977	93	5	1,342
Current	173,280	354,877	1,191,889	114,373	87,771	112,030	56,984	2,091,204
Total loans [1]	$173,547	$354,877	$1,191,889	$114,373	$88,748	$112,123	$56,989	$2,092,546
Non-accrual loans [2]	$—	$1,563	$—	$—	$778	$—	$91	$2,432
Non-accrual loans with no allowance	$—	$1,563	$—	$—	$778	$—	$91	$2,432
1 There were no non-performing loans past due more than ninety days and accruing interest at December 31, 2023 and 2022.
2 None of the non-accrual loans as of December 31, 2023 or 2022 were earning interest on a cash basis. We recognized no interest income on non-accrual loans in 2023, 2022 or 2021. Accrued interest of $206 thousand and $48 thousand was reversed from interest income for the loans that were placed on non-accrual status in 2023 and 2022, respectively. No interest income was reversed for the single loan that was placed on non-accrual status in 2021.

Collateral Dependent Loans

The following table presents the amortized cost basis of individually analyzed collateral-dependent loans, which were all on non-accrual status, by portfolio class and collateral type as of December 31, 2023 and 2022.

	Amortized Cost by Collateral Type
(in thousands)	Commercial Real Estate	Residential Real Estate	Other	Total[1]	Allowance for Credit Losses
December 31, 2023
Commercial and industrial	$1,311	$—	$—	$1,311	$—
Commercial real estate, owner-occupied	434	—	—	434	—
Commercial real estate, non-owner occupied	3,081	—	—	3,081	408
Home equity	—	469	—	469	—
Total	$4,826	$469	$—	$5,295	$408
December 31, 2022
Commercial real estate, owner-occupied	$1,563	$—	$—	$1,563	$—
Home equity	—	778	—	778	—
Installment and other consumer	—	—	91	91	—
Total	$1,563	$778	$91	$2,432	$—
1There were no collateral-dependent residential real estate mortgage loans in process of foreclosure or in substance repossessed at December 31, 2023 and 2022.
The weighted average loan-to-value of collateral-dependent loans was approximately 70% and 42% at December 31, 2023 and 2022, respectively.

Loan Modifications to Borrowers Experiencing Financial Difficulty

We adopted ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures on January 1, 2023, as described in the Other Recently Adopted Accounting Standards section of Note 1 - Summary of Significant Accounting Policies. The amendments eliminated the accounting guidance for troubled debt restructurings and enhanced disclosures related to certain types of loan modifications for borrowers experiencing financial difficulty, including principal forgiveness, interest rate reductions, other-than-insignificant payment delays, and/or term extensions, which are intended to minimize the economic loss and avoid foreclosure or repossession of collateral.

The following table summarizes the amortized cost of loans as of December 31, 2023 modified for borrowers experiencing financial difficulty during the year ended December 31, 2023 by portfolio class and type of modification granted.

(in thousands)	Term Extension	Percent of Portfolio Class Total
December 31, 2023
Commercial real estate, owner-occupied	$1,431	0.4%
Commercial real estate, non-owner occupied	878	0.1%
Total	$2,309

As of December 31, 2023, there were no unfunded loan commitments for loans that were modified during the year ended December 31, 2023.

The following table summarizes the financial effect of loan modifications presented in the table above during the year ended December 31, 2023 by portfolio class.

(in thousands)	Weighted-Average Term Extension (in years)
Year ended December 31, 2023
Commercial real estate, owner-occupied	2.3
Commercial real estate, non-owner occupied	0.5

The loan modifications did not significantly impact the determination of the allowance for credit losses on loans during the year ended December 31, 2023.

The Bank closely monitors the performance of the modified loans to understand the effectiveness of its modification efforts. The following table summarizes the amortized cost and payment status of loans as of December 31, 2023 that were modified during the year ended December 31, 2023 by portfolio class.

(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Non-Accrual
December 31, 2023
Commercial real estate, owner-occupied	$1,431	$—	$—	$—	$1,431	$—
Commercial real estate, non-owner occupied	878	—	—	—	878	878
Total	$2,309	$—	$—	$—	$2,309	$878

There were no loans to borrowers experiencing financial difficulty that were modified within the previous twelve months that had subsequently defaulted (i.e., fully or partially charged-off or became 90 days or more past due).

Allocation of the Allowance for Credit Losses on Loans

The following table presents the details of the allowance for credit losses on loans segregated by loan portfolio class as of December 31, 2023 and 2022.

Allocation of the Allowance for Credit Losses on Loans
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, non-owner occupied	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
December 31, 2023
Modeled expected credit losses	$897	$1,270	$7,380	$185	$482	$619	$634	$—	$11,467
Qualitative adjustments	622	1,205	6,327	1,647	70	33	342	2,038	12,284
Specific allocations	193	1	1,226	—	—	1	—	—	1,421
Total	$1,712	$2,476	$14,933	$1,832	$552	$653	$976	$2,038	$25,172
December 31, 2022
Modeled expected credit losses	$1,079	$1,497	$7,937	$453	$504	$571	$610	$—	$12,651
Qualitative adjustments	706	990	4,739	1,484	54	24	258	2,068	10,323
Specific allocations	9	—	—	—	—	—	—	—	9
Total	$1,794	$2,487	$12,676	$1,937	$558	$595	$868	$2,068	$22,983

Allowance for Credit Losses on Loans Rollforward

The following table discloses activity in the allowance for credit losses for the periods presented.

Allowance for Credit Losses on Loans Rollforward
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, non-owner occupied	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
Year ended December 31, 2023
Beginning balance	$1,794	$2,487	$12,676	$1,937	$558	$595	$868	$2,068	$22,983
(Reversal) provision	(100)	395	2,257	(130)	(6)	58	131	(30)	2,575
(Charge-offs)	(11)	(406)	—	—	—	—	(24)	—	(441)
Recoveries	29	—	—	25	—	—	1	—	55
Ending balance	$1,712	$2,476	$14,933	$1,832	$552	$653	$976	$2,038	$25,172
Year ended December 31, 2022
Beginning balance	$1,709	$2,776	$12,739	$1,653	$595	$644	$621	$2,286	23,023
Provision (reversal)	72	(289)	(63)	251	(37)	(49)	270	(218)	(63)
(Charge-offs)	(9)	—	—	—	—	—	(23)	—	(32)
Recoveries	22	—	—	33	—	—	—	—	55
Ending balance	$1,794	$2,487	$12,676	$1,937	$558	$595	$868	$2,068	$22,983
Year ended December 31, 2021
Beginning balance	$2,530	$2,778	$12,682	$1,557	$738	$998	$291	$1,300	$22,874
(Reversal) provision	(1,240)	(561)	(476)	62	(193)	(360)	333	986	(1,449)
Initial allowance for PCD loans [1]	405	559	533	—	—	6	2	—	1,505
(Charge-offs)	—	—	—	—	—	—	(5)	—	(5)
Recoveries	14	—	—	34	50	—	—	—	98
Ending balance	$1,709	$2,776	$12,739	$1,653	$595	$644	$621	$2,286	$23,023
1 The initial allowance for purchased credit impaired ("PCD") loans relates to the AMRB merger discussed in Note 18, Merger.

Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $1.288 billion and $1.298 billion at December 31, 2023 and 2022, respectively. In addition, we pledged eligible TIC loans, which totaled $110.4 million and $105.0 million at December 31, 2023 and 2022, respectively, to secure our borrowing capacity with the Federal Reserve Bank ("FRB"). For additional information, see Note 7, Borrowings.

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

The following table shows changes in net loans to related parties for each of the three years ended December 31, 2023, 2022 and 2021.

(in thousands)	2023	2022	2021
Balance at beginning of year	$6,445	$7,942	$6,423
Additions	—	1,525	—
Assumed in the AMRB acquisition	—	—	4,037
Repayments	(613)	(364)	(2,518)
Reclassified due to a change in borrower status	—	(2,658)	—
Balance at end of year	$5,832	$6,445	$7,942
Undisbursed commitments to related parties totaled $212 thousand and $562 thousand as of December 31, 2023 and 2022, respectively.

Note 4:  Bank Premises and Equipment

A summary of bank premises and equipment follows:

	December 31,
(in thousands)	2023	2022
Leasehold improvements	$16,578	$16,115
Furniture and equipment	11,336	12,762
Buildings	1,248	1,217
Land	1,170	1,170
Finance lease right-of-use assets [1]	608	616
Subtotal	30,940	31,880
Accumulated depreciation and amortization	(23,148)	(23,746)
Bank premises and equipment, net	$7,792	$8,134
[1] See Note 12, Commitments and Contingencies, for more information.

The amount of depreciation and amortization totaled $2.1 million, $1.8 million, and $1.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Note 5:  Bank Owned Life Insurance

We own life insurance policies on the lives of certain current and former officers designated by the Board of Directors to fund our employee benefit programs. Death benefits, including gross amounts under split dollar agreements, were estimated to be $131.8 million as of December 31, 2023. Generally, under split dollar agreements, the benefits to the employees' beneficiaries are limited to each employee's active service period. The investments in BOLI policies are reported at their cash surrender value, net of surrender charges, of $68.1 million and $67.1 million at December 31, 2023 and 2022, respectively. The cash surrender value includes both the original premiums paid for the life insurance policies and the accumulated accretion of policy income since the inception of the policies, net of mortality costs and other fees. Earnings on BOLI totaled $1.8 million, $1.2 million and $2.2 million in 2023, 2022 and 2021, respectively. These earnings included death benefit proceeds in excess of the cash surrender values of the BOLI policies of $313 thousand in 2023, $86 thousand in 2022 and $1.1 million in 2021. We regularly monitor the financial information and credit ratings of our insurance carriers to ensure that they are creditworthy and comply with our policy.

Note 6:  Deposits

A stratification of time deposits is presented in the following table:

	December 31,
(in thousands)	2023	2022
Time deposits of less than or equal to $250 thousand	$145,697	$74,421
Time deposits of more than $250 thousand	105,620	44,609
Total time deposits	$251,317	$119,030

Interest on time deposits was $4.7 million, $323 thousand and $246 thousand in 2023, 2022 and 2021, respectively.

Scheduled maturities of time deposits at December 31, 2023 are as follows:

(in thousands)	2024	2025	2026	2027	2028	Thereafter	Total
Scheduled time deposit maturities	$233,726	$6,760	$5,510	$2,705	$2,616	$—	$251,317

As of December 31, 2023, $287.4 million in securities were pledged as collateral for our local agency deposits.

Our deposit portfolio includes deposits offered through the Promontory Interfinancial Network that are comprised of Certificate of Deposit Account Registry Service® ("CDARS") balances included in time deposits and Insured Cash Sweep® ("ICS") balances included in money market deposits. In addition, we offer deposits through Reich & Tang Deposit Networks, LLC, comprised of Demand Deposit MarketplaceSM ("DDM") balances. Through these two networks we are able to offer our customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through CDARS, ICS and DDM, on behalf of a customer, we have the option of receiving matching deposits through the network's reciprocal deposit program, or placing deposits "one-way" for which we receive no matching deposits. We consider reciprocal deposits to be in-market deposits, as distinguished from traditional out-of-market brokered deposits. The following table shows the composition of our network deposits at December 31, 2023 and 2022.

(in thousands)	December 31, 2023		December 31, 2022
	Reciprocal [1]	One-Way [1]	Reciprocal [1]	One-Way [1]
CDARS	$46,162	$2,164	$11,031	$2,162
ICS	245,577	—	100,749	—
DDM	132,276	—	62,219	—
Total network deposits	$424,015	$2,164	$173,999	$2,162
[1] Reciprocal deposits are on-balance-sheet while one-way deposits are off-balance-sheet.

The aggregate amount of deposit overdrafts that have been reclassified as loan balances was $320 thousand and $247 thousand at December 31, 2023 and 2022, respectively.

The Bank accepts deposits from shareholders, members of the board of directors, and employees in the normal course of business, and the terms are comparable to those with non-affiliated parties. The total deposits from board directors and their businesses, and executive officers were $23.6 million and $11.2 million at December 31, 2023 and 2022, respectively.

Note 7: Borrowings and Other Obligations

Federal Home Loan Bank: The Bank had lines of credit with the FHLB totaling $1.009 billion and $711.6 million as of December 31, 2023 and 2022, respectively, based on the eligible collateral of certain loans and investment securities.

Federal Funds Lines of Credit: The Bank had unsecured lines of credit with correspondent banks for overnight borrowings totaling $135.0 million and $150.0 million as of December 31, 2023 and 2022, respectively.  In general, interest rates on these lines approximate the federal funds target rate.

Federal Reserve Bank: The Bank had a line of credit with the FRBSF secured by certain residential loans totaling $64.0 million and $58.7 million as of December 31, 2023 and 2022, respectively. In addition, under the Federal Reserve’s Bank Term Funding Program ("BTFP") facility, the Bank could borrow an additional $270.2 million based on the par values of pledged investment securities as of December 31, 2023.

Other Obligations: Finance lease liabilities totaling $298 thousand and $439 thousand at December 31, 2023 and 2022, respectively, are included in borrowings and other obligations in the Consolidated Statements of Condition. Refer to Note 12, Commitments and Contingencies, for additional information.

The carrying values, average balances and average rates on borrowings and other obligations as of and for the years ended December 31, 2023, 2022 and 2021 are summarized in the following table.

	2023			2022			2021
(dollars in thousands)	Carrying Value	Average Balance	Average Rate	Carrying Value	Average Balance	Average Rate	Carrying Value	Average Balance	Average Rate
FHLB short-term borrowings	$—	$164,299	5.10%	$112,000	$1,921	4.48%	$—	$—	—%
FHLB fixed-rate advances	—	—	—%	—	—	—%	—	642	1.18%
Federal funds lines of credit	—	—	—%	—	—	—%	—	—	—%
FRBSF short-term borrowings under the BTFP	26,000	56,959	5.30%	—	—	—%	—	—	—%
Other obligations (finance leases)	298	364	1.88%	$439	$374	0.65%	419	250	0.71%
Total borrowings and other obligations	$26,298	$221,623	5.15%	$112,439	$2,295	3.90%	$419	$892	1.08%

Subordinated Debenture: As part of an acquisition, Bancorp assumed a subordinated debenture with a contractual balance of $4.1 million due to NorCal Community Bancorp Trust II (the "Trust"), established for the sole purpose of issuing trust preferred securities. On March 15, 2021, Bancorp redeemed in full the $2.8 million (book value) subordinated debenture due to the Trust, which had a 251.5% effective rate in 2021, and included accelerated accretion of the $1.3 million remaining purchase discount due to the early redemption.

Note 8:  Stockholders' Equity and Stock Plans

Share-Based Awards

The 2020 Director Stock Plan (the "Plan") provides for the payment of director fees in common shares of Bancorp's common stock not to exceed 250,000 shares and a way for directors to purchase shares at fair market value. During 2023, 2022 and 2021 we issued 18,362, 10,145 and 6,443 shares of common stock, respectively, for director payments. As of December 31, 2023, 209,642 shares were available for future director fees and purchases.

The 2017 Employee Stock Purchase Plan ("ESPP") gives our employees an opportunity to purchase Bancorp's common shares through payroll deductions of between one and fifteen percent of their pay. Shares are purchased quarterly at a five percent discount from the closing market price on the last day of the quarter. As of December 31, 2023, 372,923 shares were available for future purchases under the ESPP.

Under the 2017 Equity Plan, the Compensation Committee of the Board of Directors has the discretion to determine, among other things, which employees, advisors and non-employee directors will receive share-based awards, the number and timing of awards, the vesting schedule for each award, and the type of award to be granted. As of December 31, 2023, there were 790,201 shares available for future grants to employees, advisors and non-employee directors. Options are issued at an exercise price equal to the fair value of the stock at the date of grant. Options granted to officers and employees generally vest by one-third on each anniversary of the grant for three years and expire ten years from the grant date. Options granted to non-employee directors vest immediately and expire ten years from the grant date. Stock options and restricted stock may be net settled in a cashless exercise by a reduction in the number of shares otherwise deliverable upon exercise or vesting in satisfaction of the exercise payment and/or applicable tax withholding requirements. Shares withheld under net settlement arrangements are available for future grants. The table below depicts the total number of shares, amount, and weighted average price withheld for cashless exercises in each of the respective years.

	December 31, 2023	December 31, 2022	December 31, 2021
Number of shares withheld	3,132	11,505	27,929
Total amount withheld (in thousands)	$86	$393	$1,085
Weighted-average price	$27.57	$34.13	$38.85

Performance-based stock awards (restricted stock) are issued to a selected group of employees under the 2017 Equity Plan. Stock award vesting is contingent upon the achievement of pre-established long-term performance goals set by the Compensation Committee of the Board of Directors. Performance is measured over a three-year period and cliff vested. These performance-based stock awards were granted at a maximum opportunity level, and based on the achievement of the pre-established goals, the actual payouts can range from 0% to 200% of the target award. For performance-based stock awards, an estimate is made of the number of shares expected to vest based on the probability that the performance criteria will be met to determine the amount of compensation expense to be recognized. The estimate is re-evaluated quarterly, and total compensation expense is adjusted for any change in the current period.

A summary of stock option activity for the years ended December 31, 2023, 2022, and 2021 is presented in the following table. The intrinsic value of options outstanding and exercisable is calculated as the number of in-the-money options times the difference between the market price of our stock and the exercise prices of the in-the-money options as of each year-end period presented.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at December 31, 2020	371,584	$29.92	$2,262		5.12
Granted	55,861	36.39		8.84
Cancelled, expired or forfeited	(2,008)	42.50
Exercised	(60,056)	23.01	885
Options outstanding at December 31, 2021	365,381	31.97	2,326		5.57
Exercisable (vested) at December 31, 2021	315,744	30.85	2,264		5.15
Options outstanding at December 31, 2021	365,381	31.97	2,326		5.57
Granted	39,094	34.16		8.49
Cancelled, expired or forfeited	(23,760)	37.48
Exercised	(51,010)	23.01	617
Options outstanding at December 31, 2022	329,705	33.22	813		5.59
Exercisable (vested) at December 31, 2022	287,228	32.81	813		5.15
Options outstanding at December 31, 2022	329,705	33.22	813		5.59
Granted	10,040	32.54		8.49
Cancelled, expired or forfeited	(23,804)	35.06
Exercised	(12,164)	20.25	88
Options outstanding at December 31, 2023	303,777	33.22	1		4.86
Exercisable (vested) at December 31, 2023	283,578	33.46	1		4.65

A summary of the options outstanding and exercisable by price range as of December 31, 2023 is presented in the following table:

	Stock Options Outstanding as of December 31, 2023			Stock Options Exercisable as of December 31, 2023
Range of Exercise Prices	Stock Options Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Stock Options Exercisable	Weighted Average Exercise Price
$10.00 - $20.00	402	3.1	$19.96	402	$19.96
$20.01 - $30.00	73,080	1.5	24.64	73,080	24.64
$30.01 - $40.00	171,457	6.0	34.48	151,258	34.39
$40.01 - $50.00	58,838	5.6	42.13	58,838	42.13
	303,777			283,578

The following table summarizes non-vested restricted stock awards and changes during the years ended December 31, 2023, 2022, and 2021.

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested awards at December 31, 2020	61,328	$39.50
Granted	30,742	38.00
Vested	(26,392)	36.81
Cancelled or forfeited	(3,848)	33.96
Non-vested awards at December 31, 2021	61,830	40.25
Granted	46,672	34.03
Vested	(12,444)	41.49
Cancelled or forfeited	(13,692)	41.80
Non-vested awards at December 31, 2022	82,366	36.28
Granted	61,978	27.10
Vested	(15,768)	36.24
Cancelled or forfeited	(21,024)	36.86
Non-vested awards at December 31, 2023	107,552	30.88

We determine the fair value of stock options at the grant date using the Black-Scholes pricing model that takes into account the stock price at the grant date, exercise price, and the following assumptions (weighted-average shown).

	Years ended December 31,
	2023	2022	2021
Risk-free interest rate	3.94%	1.86%	0.98%
Expected dividend yield on common stock	3.07%	2.85%	2.57%
Expected life in years	5.0	6.0	6.1
Expected price volatility	34.68%	33.44%	33.12%

The fair value of stock options as of the grant date is recorded as stock-based compensation expense in the consolidated statements of comprehensive income (loss) over the requisite service period, which is generally the vesting period, with a corresponding increase in common stock. Stock-based compensation also includes compensation expense related to the issuance of restricted stock awards. The grant-date fair value of the restricted stock awards, which equals the grant date price, is recorded as compensation expense over the requisite service period with a corresponding increase in common stock as the shares vest. Stock options and restricted stock awards issued include a retirement eligibility clause whereby the requisite service period is satisfied at the retirement eligibility date. For those awards, we accelerate the recording of stock-based compensation when the award holder is eligible to retire. However, retirement eligibility does not affect the vesting of restricted stock or the exercisability of the stock options, which are based on the scheduled vesting period. Total compensation expense for stock options and restricted stock awards was $522 thousand, $962 thousand, and $972 thousand during 2023, 2022, and 2021, respectively, and the total recognized deferred tax benefits related thereto were $146 thousand, $257 thousand, and $213 thousand, respectively.

As of December 31, 2023, there was $1.3 million of total unrecognized compensation expense related to non-vested stock options and restricted stock awards, which is expected to be recognized over a weighted-average period of approximately 2.2 years. The total grant-date fair value of stock options vested during the years ended December 31, 2023, 2022, and 2021 was $255 thousand, $356 thousand, and $514 thousand, respectively. The total grant-date fair value of restricted stock awards vested during 2023, 2022, and 2021 was $428 thousand, $431 thousand, and $1.0 million, respectively.

We record excess tax benefits (deficiencies) resulting from the exercise of non-qualified stock options, the disqualifying disposition of incentive stock options and vesting of restricted stock awards as income tax benefits (expense) in the consolidated statements of comprehensive income (loss), with a corresponding decrease (increase) to current taxes payable. In 2023, 2022, and 2021 we recognized $2 thousand, $3 thousand, and $87 thousand, respectively, in excess tax benefits recorded as a reduction to income tax expense related to these types of transactions. The tax benefits realized from disqualifying dispositions of incentive stock options were recognized in tax expense to the extent of the book compensation cost recorded.

Dividends

Presented below is a summary of cash dividends paid in 2023, 2022 and 2021 to common shareholders, recorded as a reduction from retained earnings. On January 25, 2024, the Board of Directors declared a $0.25 per share cash dividend, paid on February 15, 2024 to the shareholders of record at the close of business on February 8, 2024.

	Years ended December 31,
(in thousands except per share data)	2023	2022	2021
Cash dividends to common stockholders	$16,106	$15,673	$13,107
Cash dividends per common share	$1.00	$0.98	$0.94

Holders of unvested restricted stock awards are entitled to dividends at the same per-share ratio as holders of common stock. Tax benefits for dividends paid on unvested restricted stock awards are recorded as tax benefits in the consolidated statements of comprehensive income (loss) with a corresponding decrease to current taxes payable. Dividends on forfeited awards are included in stock-based compensation expense.

Under the California Corporations Code, payment of dividends by Bancorp to its shareholders is restricted to the amount of retained earnings immediately prior to the distribution or the amount of assets that exceeds the total liabilities immediately after the distribution. As of December 31, 2023, Bancorp's retained earnings and total assets that exceeded total liabilities were $274.6 million and $439.1 million, respectively.

Under the California Financial Code, payment of dividends by the Bank to Bancorp is restricted to the lesser of retained earnings or the amount of undistributed net profits of the Bank from the three most recent fiscal years. Under this restriction, approximately $6.1 million of the Bank's retained earnings balance was available for payment of dividends to Bancorp as of December 31, 2023. Bancorp held $7.2 million in cash as of December 31, 2023.

Share Repurchase Program

On July 16, 2021, Bancorp Board of Directors approved a share repurchase program under which Bancorp could repurchase up to $25.0 million of its outstanding common stock through July 31, 2023. On October 22, 2021, Bancorp's Board of Directors approved an amendment to the share repurchase program, which increased the total authorization from $25.0 million to $57.0 million and left the expiration date unchanged. The last activity under the program was in the first quarter of 2022 when Bancorp repurchased 23,275 shares totaling $877 thousand.

On July 21, 2023, the Board of Directors approved the adoption of Bancorp's new share repurchase program, which replaced the existing program that expired on July 31, 2023, for up to $25.0 million and expires on July 31, 2025. There were no repurchases under this program in 2023.

Under the share repurchase program, Bancorp may purchase shares of its common stock through various means, such as open market transactions, including block purchases, and privately negotiated transactions. The number of shares repurchased and the timing, manner, price and amount of any repurchases will be determined at Bancorp's discretion. Factors include, but are not limited to, stock price, trading volume and general market conditions, along with Bancorp’s general business conditions. The program may be suspended or discontinued at any time and does not obligate Bancorp to acquire any specific number of shares of its common stock.

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

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measurement Categories: Changes in Fair Value Recorded In1
December 31, 2023
Securities available for sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$352,472	$—	$352,472	$—	OCI
SBA-backed securities	$19,471	$—	$19,471	$—	OCI
Debentures of government sponsored agencies	$66,862	$—	$66,862	$—	OCI
U.S. Treasury securities	$10,623	$10,623	$—	$—	OCI
Obligations of state and political subdivisions	$91,882	$—	$91,882	$—	OCI
Corporate bonds	$10,718	$—	$10,718	$—	OCI
Derivative financial assets (interest rate contracts)	$287	$—	$287	$—	NI
Derivative financial liabilities (interest rate contracts)	$1,361	$—	$1,361	$—	NI
December 31, 2022
Securities available for sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$475,505	$—	$475,505	$—	OCI
SBA-backed securities	$44,355	$—	$44,355	$—	OCI
Debentures of government sponsored agencies	$135,106	$—	$135,106	$—	OCI
U.S. Treasury securities	$10,269	$10,269	$—	$—	OCI
Obligations of state and political subdivisions	$102,123	$—	$102,123	$—	OCI
Corporate bonds	$33,276	$—	$33,276	$—	OCI
Asset-backed securities	$1,462	$—	$1,462	$—	OCI
Derivative financial assets (interest rate contracts)	$602	$—	$602	$—	NI
 1Other comprehensive income (loss) ("OCI") or net income ("NI").
Available-for-sale securities are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of available-for-sale securities. Level 1 securities include U.S.

Treasury securities. If quoted market prices are not available, we obtain pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity and credit spreads (Level 2).   Level 2 securities include asset-backed securities, obligations of state and political subdivisions, U.S. agencies or government-sponsored agencies' debt securities, mortgage-backed securities, government agency-issued securities, and corporate bonds. As of December 31, 2023 and 2022, there were no Level 3 securities.

Held-to-maturity securities may be subject to an allowance for credit losses as a result of our evaluation of expected losses due to credit quality factors. We did not record any credit loss expense on held-to-maturity securities during 2023 or 2022. The fair value of held-to-maturity securities is determined using the same techniques discussed above for available-for-sale securities.

On a recurring basis, derivative financial instruments are recorded at fair value, which is based on the income approach using observable Level 2 market inputs, reflecting market expectations of future interest rates as of the measurement date.  Standard valuation techniques are used to calculate the present value of the future expected cash flows assuming an orderly transaction. Valuation adjustments may be made to reflect both our own credit risk and the counterparties’ credit risk in determining the fair value of the derivatives. These unobservable inputs are not considered significant inputs to the fair value measurement overall. Level 2 inputs for the valuations are limited to observable market prices for Secured Overnight Financing Rate ("SOFR") and Overnight Index Swap ("OIS") rates (for the very short term), quoted prices for SOFR futures contracts, observable market prices for SOFR and OIS swap rates, and one-month and three-month SOFR basis spreads at commonly quoted intervals.   Mid-market pricing of the inputs is used as a practical expedient in fair value measurements.  We project spot rates at reset days specified by each swap contract to determine future cash flows, then discount to present value using OIS curves as of the measurement date.  When the value of any collateral placed with counterparties is less than the interest rate derivative liability, a credit valuation adjustment ("CVA") is applied to reflect the credit risk we pose to counterparties.  We have used the spread between the Standard & Poor's BBB rated U.S. Bank Composite rate and SOFR for the closest maturity term corresponding to the duration of the swaps to derive the CVA. Because there is little to no counterparty risk, we did not incorporate credit adjustments from our assessment of the counterparty credit risk in determining fair value. For further discussion on our methodology for valuing our derivative financial instruments, refer to Note 9, Derivative Financial Instruments and Hedging Activities.

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

The following table presents the carrying value of assets measured at fair value on a non-recurring basis and that were held in the consolidated statements of condition at each respective period end, by level within the fair value hierarchy as of December 31, 2023 and 2022.

(in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Other real estate owned	$—	$—	$—	$—
December 31, 2022
Other real estate owned	$455	$—	$—	$455

Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of December 31, 2023 and 2022, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in this note). The carrying amounts in the following table are recorded in the consolidated statements of condition under the indicated captions. Further, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements such as bank-owned life insurance policies ("BOLI"), lease obligations and non-maturity deposit liabilities. Additionally, we held shares of Federal Home Loan Bank ("FHLB") of San Francisco stock at cost as of December 31, 2023 and 2022, and Visa Inc. Class B common stock with no carrying value as of December 31, 2022, which was sold entirely in July of 2023. There were no impairments or changes resulting from observable price changes in orderly transactions for the identical or similar investments of the same issuer as of December 31, 2023 and 2022. See further discussion on values within Note 2, Investment Securities, above.

	December 31, 2023			December 31, 2022
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets (recorded at amortized cost)
Cash and cash equivalents	$30,453	$30,453	Level 1	$45,424	$45,424	Level 1
Investment securities held-to-maturity	925,198	814,830	Level 2	972,207	845,239	Level 2
Loans, net of allowance for credit losses	2,048,548	1,939,702	Level 3	2,069,563	1,993,866	Level 3
Interest receivable	12,752	12,752	Level 2	13,069	13,069	Level 2
Financial liabilities (recorded at amortized cost)
Time deposits	251,317	252,824	Level 2	119,030	118,333	Level 2
Federal Home Loan Bank overnight borrowings	—	—	Level 1	112,000	112,000	Level 1
FRBSF short-term borrowings under the BTFP	26,000	25,998	Level 2	—	—	Level 2
Interest payable	2,752	2,752	Level 2	75	75	Level 2
The fair value of loans is based on exit price techniques and obtained from an independent third-party that uses its proprietary valuation model and methodology and may differ from the actual price from a prospective buyer. The discounted cash flow valuation approach reflects key inputs and assumptions that are unobservable, such as loan probability of default, loss given default, prepayment speed, and market discount rates.
The fair value of fixed-rate time deposits is estimated by discounting future contractual cash flows using discount rates that reflect the current observable market rates offered for time deposits of similar remaining maturities.
The value of off-balance-sheet financial instruments is estimated based on the fee income associated with the commitments, which, in the absence of credit exposure, is considered to approximate their settlement value. The fair value of commitment fees was not material as of December 31, 2023 and 2022.

Note 10: Benefit Plans

Deferred Compensation Plans

We established the Bank of Marin Executive Deferred Compensation Plan, which allows certain key management personnel designated by the Board of Directors of the Bank to defer up to 80% of their salary and 100% of their annual bonus. In addition, we assumed deferred compensation plans for certain members of management and non-employee directors as part of an acquisition in 2021. In 2021, we established a similar Deferred Director Fee Plan, which allows members of the Board of Directors to defer the cash portion of their director compensation. Amounts deferred earn interest equal to the prime rate, as published in the Wall Street Journal, on the first business day of each year, which was 7.50% on January 1, 2023, and 3.25% on January 1, 2022. Benefit payments will generally commence upon separation from service at or after normal retirement age, as elected by the participant.

Our deferred compensation obligations under these plans totaled $6.6 million and $7.1 million at December 31, 2023 and 2022, respectively, and are included in interest payable and other liabilities.

401(k) Defined Contribution Plan

Our 401(k) Defined Contribution Plan (“401(k) Plan”) is available to all regular employees at least eighteen years of age who complete ninety days of service, and participate in the plan beginning on the first day of the calendar quarter that immediately follows the date the participant meets the age and service requirements. Under the 401(k) Plan, employees can defer between 1% and 50% of their eligible compensation, up to the maximum amount allowed by the Internal Revenue Code. The Bank provides an employer-match of 70% of each participant's contribution, with a maximum of $5 thousand per participant per year. Employer matching contributions to the 401(k) Plan vest at a rate of 20% per year over five years. Employer contributions totaled $871 thousand, $949 thousand and $991 thousand for the years ended December 31, 2023, 2022 and 2021, respectively, and are recorded in salaries and employee benefits expense.

Employee Stock Ownership Plan

Our Employee Stock Ownership Plan (“ESOP”) is available to all employees under the same eligibility criteria as the 401(k) Plan; however, employee contributions are not permitted. The Board of Directors determines a specific portion of the Bank's profits to be contributed to the ESOP each year either in common stock or in cash for the purchase of Bancorp stock to be allocated to all eligible employees based on a percentage of their salaries, regardless of whether an employee participates in the 401(k) Plan. For all participants, employer contributions vest over a five-year service period. After five years of service, all future employer contributions vest immediately.

Bancorp issued shares of common stock and contributed them to the ESOP totaling $1.3 million in 2023, $1.2 million in 2022 and $1.3 million in 2021, based on the quoted market price on the date of contribution. Cash dividends paid on Bancorp stock held by the ESOP are used to purchase additional shares in the open market. All shares of Bancorp stock held by the ESOP are included in the calculations of basic and diluted earnings per share. The Company's contributions to the ESOP are included in salaries and benefits expense.

Supplemental Executive Retirement Plans

Supplemental executive retirement plans ("SERPs") have been established for a select group of executive management who, upon retirement, will receive 25% of their estimated salary as salary continuation benefit payments that are fixed between five to fifteen years, depending on the executives' service period.  Each participant is required to participate in the plan for five years before vesting begins. After five years, the participant vests ratably in the benefit over the remaining service period until age 65. As part of previous acquisitions, we assumed SERPs for certain former executive officers and directors. These plans are unfunded and nonqualified for tax purposes and for purposes of Title I of the Employee Retirement Income Security Act of 1974.

At December 31, 2023 and 2022, respectively, our total liability under the SERPs was $4.5 million and $4.7 million recorded in interest payable and other liabilities.

Note 11: Income Taxes

The current and deferred components of the income tax provision for each of the three years ended December 31 are as follows:

(in thousands)	2023	2022	2021
Current tax provision
Federal	$3,234	$10,670	$6,627
State	2,823	6,687	4,815
Total current tax provision	6,057	17,357	11,442
Deferred tax provision (benefit)
Federal	319	(441)	274
State	(235)	7	(58)
Total deferred tax provision (benefit)	84	(434)	216
Total income tax provision	$6,141	$16,923	$11,658

The following table shows the tax effect of our cumulative temporary differences as of December 31:

(in thousands)	2023	2022
Deferred tax assets:
Net unrealized losses on securities available-for-sale	$20,993	$29,458
Allowance for credit losses on loans and unfunded loan commitments	7,775	7,229
Operating and finance lease liabilities	6,860	8,002
Deferred compensation and salary continuation plans	3,289	3,481
Accrued but unpaid expenses	1,709	1,751
Net operating loss carryforwards	1,136	1,239
Fair value adjustment on acquired loans	695	905
Stock-based compensation	632	697
State franchise tax	593	1,396
Depreciation and disposals on premises and equipment	179	236
Other	74	194
Total gross deferred tax assets	43,935	54,588
Deferred tax liabilities:
Operating and finance lease right-of-use assets	(6,092)	(7,465)
Deferred loan origination costs and fees	(1,435)	(1,476)
Core deposit intangible assets	(1,113)	(1,512)
Other	(226)	(279)
Total gross deferred tax liabilities	(8,866)	(10,732)
Net deferred tax assets	$35,069	$43,856

As of December 31, 2023, California net operating loss carryforwards ("NOLs") of $13.3 million corresponded to the total $1.1 million deferred tax asset above. If not fully utilized, the California NOLs will begin to expire in 2031. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are expected to be deductible, management believes it is more likely than not that we will realize the benefit of the remaining deferred tax assets. Accordingly, no valuation allowance has been established as of December 31, 2023 or 2022.

The effective tax rate for 2023, 2022 and 2021 differs from the current federal statutory income tax rate as follows:

	2023	2022	2021
Federal statutory income tax rate	21.0%	21.0%	21.0%
Increase (decrease) due to:
California franchise tax, net of federal tax benefit	7.9%	8.3%	8.4%
Tax exempt interest on municipal securities and loans	(3.1)%	(1.9)%	(2.5)%
Tax exempt earnings on bank owned life insurance	(1.5)%	(0.4)%	(1.0)%
Non-deductible acquisition related expenses	—%	—%	0.6%
Non-deductible executive compensation	—%	—%	0.4%
Low income housing and qualified zone academy bond tax credits	(0.6)%	(0.2)%	(0.4)%
Stock-based compensation and excess tax deficiencies (benefits)	0.2%	—%	(0.1)%
Other	(0.3)%	(0.2)%	(0.4)%
Effective Tax Rate	23.6%	26.6%	26.0%

Bancorp and the Bank have entered into a tax allocation agreement, which provides that income taxes shall be allocated between the parties on a separate entity basis. The intent of this agreement is that each member of the consolidated group will incur no greater tax liability than it would have incurred on a stand-alone basis.

We file a consolidated return in the U.S. federal tax jurisdiction and a combined return in the State of California tax jurisdiction. There were no ongoing federal or state income tax examinations at the time of the issuance of this report. We are no longer subject to examinations by tax authorities for years before 2020 for federal income tax and before 2019 for California. At December 31, 2023 and 2022, there were no unrecognized tax benefits, and neither the Bank nor Bancorp had accruals for interest and penalties related to unrecognized tax benefits.

Note 12:  Commitments and Contingencies

Leases

We lease premises under long-term non-cancelable operating leases with remaining terms of approximately 4 months to 18 years, 5 months, most of which include escalation clauses and one or more options to extend the lease term, and some of which contain lease termination clauses. Lease terms may include certain renewal options that were considered reasonably certain to be exercised.

We lease certain equipment under finance leases with initial terms of 3 to 5 years. The equipment finance leases do not contain renewal options, bargain purchase options, or residual value guarantees.

The following table shows the balances of operating and finance lease right-of-use assets and lease liabilities as of December 31, 2023 and 2022.

(in thousands)	December 31, 2023	December 31, 2022
Operating leases:
Operating lease right-of-use assets	$20,316	$24,821
Operating lease liabilities	22,906	26,639
Finance leases:
Finance lease right-of-use assets	608	616
Accumulated amortization	(319)	(187)
Finance lease right-of-use assets, net[1]	$289	$429
Finance lease liabilities[2]	$298	$439
[1] Included in premises and equipment in the consolidated statements of condition.
[2] Included in borrowings and other obligations in the consolidated statements of condition.

The following table shows supplemental disclosures of noncash investing and financing activities for the years ended December 31, 2023, 2022 and 2021.

(in thousands)	2023	2022	2021
Right-of-use assets obtained in exchange for operating lease liabilities	$437	$6,116	$2,376
Right-of-use assets obtained in exchange for finance lease liabilities	$7	$151	$444

The following table shows components of operating and finance lease cost for the years ended December 31, 2023, 2022 and 2021.

(in thousands)	2023	2022	2021
Operating lease cost[1]	$5,493	$5,356	$4,823
Variable lease cost	—	—	—
Total operating lease cost	$5,493	$5,356	$4,823
Finance lease cost:
Amortization of right-of-use assets[2]	$147	$127	$96
Interest on finance lease liabilities[3]	7	3	2
Total finance lease cost	$154	$130	$98
Total lease cost	$5,647	$5,486	$4,921
[1] Included in occupancy and equipment expense in the consolidated statements of comprehensive income (loss).
[2] Included in depreciation and amortization in the consolidated statements of comprehensive income (loss).
[3] Included in interest on borrowings and other obligations in the consolidated statements of comprehensive income (loss).

The following table shows the future minimum lease payments, weighted average remaining lease terms, and weighted average discount rates under operating and finance lease arrangements as of December 31, 2023. Total minimum lease payments do not include future minimum payment obligations of approximately $2.0 million, excluding renewal options, for an operating lease agreement related to an existing retail branch that commenced subsequent to December 31, 2023. The discount rates used to calculate the present value of lease liabilities were based on the collateralized FHLB borrowing rates that were commensurate with lease terms and minimum payments on the lease commencement date.

(in thousands)	December 31, 2023
Year	Operating Leases	Finance Leases
2024	$4,753	$155
2025	4,112	108
2026	3,373	38
2027	3,096	5
2028	2,710	—
Thereafter	7,308	—
Total minimum lease payments	25,352	306
Amounts representing interest (present value discount)	(2,446)	(8)
Present value of net minimum lease payments (lease liability)	$22,906	$298

Weighted average remaining term (in years)	7.3	2.2
Weighted average discount rate	2.40%	2.07%

Litigation Matters

Bancorp may be subject to legal actions that arise from time to time in the normal course of business. Bancorp's management is not aware of any pending legal proceedings to which either it or the Bank may be a party or has recently been a party that will have a material adverse effect on the financial condition or results of operations of Bancorp or the Bank.

The Bank is responsible for a proportionate share of certain litigation indemnifications provided to Visa U.S.A. ("Visa") by its member banks in connection with Visa's lawsuits related to anti-trust charges and interchange fees ("Covered Litigation"). We sold our remaining shares on July 13, 2023, however, our proportionate share of the litigation indemnification liability does not change or transfer upon the sale of our Class B Visa shares to member banks or, per the terms of the sale, to the recent purchaser of our shares. Visa established an escrow account for the Covered Litigation that it periodically funds, which is expected to cover the settlement payment obligations.

Litigation is ongoing, and until the court approval process is complete, there is no assurance that Visa will resolve the claims as contemplated by the amended class settlement agreement, and additional lawsuits may arise from individual merchants who opted out of the class settlement. However, until the escrow account is fully depleted and the conversion rate of Class B to Class A common stock is reduced to zero, no future cash settlement payments are required by the member banks, such as us, on the Covered Litigation. Therefore, we are not required to record any contingent liabilities for the indemnification related to the Covered Litigation, as we consider the probability of losses to be remote.

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
At times, our cash in correspondent bank accounts may exceed FDIC insured limits. We place cash and cash equivalents with the Federal Reserve Bank and other high credit quality financial institutions, periodically monitor their credit worthiness and limit the amount of credit exposure to any one institution according to regulations.
Concentrations of credit risk with respect to investment securities primarily related to the U.S. government and GSEs, which accounted for $1.272 billion, or 86% of our total investment portfolio at December 31, 2023 and $1.535 billion, or 87% at December 31, 2022. The decrease was mainly due to the sale of $167.4 million and $106.1 million in paydowns of this security type in 2023. The largest security not issued by the U.S. government or a GSE accounted for approximately 1% of our total investment portfolio at both December 31, 2023 and 2022.
We also manage our credit exposure related to our loan portfolio to avoid the risk of undue concentration of credits in a particular industry or geographic location by reducing significant exposure to highly leveraged transactions or to any individual customer or counterparty, and by obtaining collateral, as appropriate. With the heightened market concern about non-owner-occupied commercial real estate, and in particular the office sector, we continue to maintain diversity among property types and within our geographic footprint. In particular, our office commercial real estate portfolio in the City of San Francisco represented 3% of our total loan portfolio and 6% of our total non-owner-occupied commercial real estate portfolio as of December 31, 2023.
No single borrower relationship accounted for more than 3% of outstanding loan balances at December 31, 2023 or 2022. The largest loan concentration is real estate, which accounted for 90% of our loan portfolio at both December 31, 2023 and 2022.

Note 14: Derivative Financial Instruments and Hedging Activities

The Bank is exposed to certain risks from both its business operations and changes in economic conditions. As part of our asset/liability and interest rate risk management strategy, we may enter into interest rate derivative contracts to modify repricing characteristics of certain of our interest-earning assets and interest-bearing liabilities. The Bank generally designates interest rate hedging agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges.

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

On July 7, 2023, the Bank entered into various interest rate swap agreements with notional values totaling $101.8 million split evenly between terms of 2.5 and 3.0 years to hedge balance sheet interest rate sensitivity and protect certain of our fixed rate available-for-sale securities against changes in fair value related to changes in the benchmark interest rate. The interest rate swaps involve the receipt of floating rate interest from a counterparty in exchange for us making fixed-rate interest payments over the lives of the agreements, without the exchange of the underlying notional values. The transactions were designated as partial term fair value hedges and structured such that the changes in the fair value of the interest rate swaps are expected to be perfectly effective in offsetting the changes in the fair value of the hedged items attributable to changes in the SOFR OIS swap rate, the designated benchmark interest rate. Because the hedges met the criteria for using the shortcut method, there is no need to periodically reassess effectiveness during the term of the hedges. For fair value designated hedges, the gains or losses on the hedging instruments as well as the offsetting gains or losses on the hedged items, are recognized in current earnings as their fair values change.

In addition, we had three interest rate swap agreements on certain loans with our customers, which are scheduled to mature at various dates ranging from June 2031 to July 2032. In December 2023, one interest rate swap, scheduled to mature in October 2037, was terminated as the hedged loan was paid off. The loan interest rate swaps were designated as fair value hedges and allowed us to offer long-term fixed-rate loans to customers without assuming the interest rate risk of a long-term asset. Converting our fixed-rate interest payments to floating-rate interest payments, generally benchmarked to the one-month U.S. dollar SOFR index, protects us against changes in the fair value of our loans associated with fluctuating interest rates. The notional amounts of the interest rate contracts are equal to the notional amounts of the hedged loans.

Information on our derivatives follows:

	Asset derivatives		Liability derivatives
(in thousands)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Available-for-sale securities:
Interest rate swaps - notional amount	$—	$—	$101,770	$—
Interest rate swaps - fair value[1]	$—	$—	$1,359	$—
Loans receivable:
Interest rate contracts - notional amount	$6,441	$12,046	$2,157	$—
Interest rate contracts - fair value[1]	$287	$602	$2	$—
1 Refer to Note 9, Fair Value of Assets and Liabilities, for valuation methodology.

The following table presents the carrying amount and associated cumulative basis adjustment related to the application of fair value hedge accounting that is included in the carrying amount of hedged assets as of December 31, 2023 and 2022.

	Carrying Amounts of Hedged Assets		Cumulative Amounts of Fair Value Hedging Adjustments Included in the Carrying Amounts of the Hedged Assets
(in thousands)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Available-for-sale securities [1]	$107,181	$—	$(1,359)	$—
Loans receivable [2]	$8,183	$11,319	$(367)	$(726)
1 Carrying value equals the amortized cost basis of the securities underlying the hedge relationship, which is the book value net of the fair value hedge adjustment. Amortized cost excludes accrued interest totaling $222 thousand as of December 31, 2023.
2 Carrying value equals the amortized cost basis of the loans underlying the hedge relationship, which is the loan balance net of deferred loan origination fees and cost and the fair value hedge adjustment. Amortized cost excludes accrued interest, which was not material.

The following table presents the pretax net gains (losses) recognized in interest income related to our fair value hedges for the years presented.

	Years ended December 31,
(in thousands)	2023	2022	2021
Interest on investment securities [1]
Decrease in fair value of interest rate swaps hedging available-for-sale securities	$(1,359)	$—	$—
Hedged interest earned (paid)	367	—	—
Increase in carrying value included in the hedged available-for-sale securities	1,359	—	—
Net gain recognized in interest income on investment securities	$367	$—	$—
Interest and fees on loans [1]
(Decrease) increase in fair value of interest rate swaps hedging loans receivable	$(317)	$1,687	$827
Hedged interest earned (paid)	268	(143)	(369)
Increase (decrease) in carrying value included in the hedged loans	359	(1,666)	(814)
Decrease in value of yield maintenance agreement	(9)	(10)	(11)
Net gain (loss) recognized in interest income on loans	$301	$(132)	$(367)
1 Represents the income line item in the statements of comprehensive income (loss) in which the effects of fair value hedges are recorded.

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

Offsetting of Financial Assets and Derivative Assets
		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the Statements of Condition
	Gross Amounts	Offset in the	of Assets Presented
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Assets [1]	Condition	of Condition [1]	Instruments	Received	Net Amount
December 31, 2023
Counterparty	$287	$—	$287	$—	$—	$287
Total	$287	$—	$287	$—	$—	$287
December 31, 2022
Counterparty	$602	$—	$602	$—	$—	$602
Total	$602	$—	$602	$—	$—	$602

Offsetting of Financial Liabilities and Derivative Liabilities
	Gross Amounts of Recognized Liabilities [1]	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statements of Condition [1]	Gross Amounts Not Offset in the Statements of Condition

				Financial Instruments	Cash Collateral Pledged
(in thousands)						Net Amount
December 31, 2023
Counterparty	$1,361	$—	$1,361	$(287)	(330)	$744
Total	$1,361	$—	$1,361	$(287)	$(330)	$744
December 31, 2022
Counterparty	$—	$—	$—	$—	—	$—
Total	$—	$—	$—	$—	$—	$—
1 Amounts exclude accrued interest on swaps.

Note 15: Regulatory Matters

We are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet the minimum capital requirements as set forth in the following tables can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on our consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and the Bank’s prompt corrective action classification are also subject to qualitative judgments by the regulators about components of capital, risk weightings and other factors.

Management reviews capital ratios on a regular basis and produces a five-year capital plan semi-annually to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet our anticipated future needs.  Stress tests are performed on capital ratios and include scenarios such as additional unrealized losses on the investment portfolio, additional deposit growth, loan credit quality deterioration, and potential share repurchases. For all periods presented, the Bank’s ratios exceed the regulatory definition of “well-capitalized” under the regulatory framework for prompt corrective action and Bancorp’s ratios exceed the required minimum ratios to be considered a well-capitalized bank holding company. In addition, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action as of December 31, 2023. There are no conditions or events since that notification that management believes have changed the Bank’s categories and we expect the Bank to remain well capitalized for prompt corrective action purposes.

The Bancorp’s and Bank's capital adequacy ratios as of December 31, 2023 and 2022 are presented in the following tables.

Bancorp Capital Ratios (dollars in thousands)	Actual		Adequately Capitalized Threshold [1]		Threshold to be a Well Capitalized Bank Holding Company
December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$440,842	16.89%	$274,002	10.50%	$260,954	10.00%
Tier 1 Capital (to risk-weighted assets)	$415,224	15.91%	$221,811	8.50%	$208,763	8.00%
Tier 1 Leverage Capital (to average assets)	$415,224	10.46%	$158,771	4.00%	$198,464	5.00%
Common Equity Tier 1 (to risk-weighted assets)	$415,224	15.91%	$182,668	7.00%	$169,620	6.50%
December 31, 2022
Total Capital (to risk-weighted assets)	$431,667	15.90%	$285,079	10.50%	$271,504	10.00%
Tier 1 Capital (to risk-weighted assets)	$407,912	15.02%	$230,778	8.50%	$217,203	8.00%
Tier 1 Leverage Capital (to average assets)	$407,912	9.60%	$169,948	4.00%	$212,435	5.00%
Common Equity Tier 1 (to risk-weighted assets)	$407,912	15.02%	$190,053	7.00%	$176,478	6.50%

Bank Capital Ratios (dollars in thousands)	Actual		Adequately Capitalized Threshold [1]		Threshold to be Well Capitalized under Prompt Corrective Action Provisions
December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$433,598	16.62%	$273,986	10.50%	$260,939	10.00%
Tier 1 Capital (to risk-weighted assets)	$407,981	15.64%	$221,798	8.50%	$208,751	8.00%
Tier 1 Leverage Capital (to average assets)	$407,981	10.28%	$158,767	4.00%	$198,459	5.00%
Common Equity Tier 1 (to risk-weighted assets)	$407,981	15.64%	$182,657	7.00%	$169,610	6.50%
December 31, 2022
Total Capital (to risk-weighted assets)	$427,108	15.73%	$285,052	10.50%	$271,478	10.00%
Tier 1 Capital (to risk-weighted assets)	$403,352	14.86%	$230,757	8.50%	$217,183	8.00%
Tier 1 Leverage Capital (to average assets)	$403,352	9.49%	$169,940	4.00%	$212,425	5.00%
Common Equity Tier 1 (to risk-weighted assets)	$403,352	14.86%	$190,035	7.00%	$176,461	6.50%
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

The contractual amount of unfunded loan commitments and standby letters of credit not reflected in the consolidated statements of condition are as follows:

(in thousands)	December 31, 2023	December 31, 2022
Commercial lines of credit	$259,989	$292,204
Revolving home equity lines	218,935	218,907
Undisbursed construction loans	13,943	43,179
Personal and other lines of credit	9,136	10,842
Standby letters of credit	3,147	1,738
Total unfunded loan commitments and standby letters of credit	$505,150	$566,870

As of December 31, 2023, approximately 38% of the commitments expire in 2024, 51% expire between 2025 and 2031 and 11% expire thereafter.

We record an allowance for credit losses on unfunded loan commitments at the balance sheet date based on estimates of the probability that these commitments will be drawn upon according to historical utilization experience of the different types of commitments and expected loss rates determined for pooled funded loans. The allowance for credit losses on unfunded commitments totaled $1.1 million and $1.5 million as of December 31, 2023 and 2022, respectively, which is included in interest payable and other liabilities in the consolidated statements of condition.

We recorded reversals of the provision for credit losses on unfunded commitments totaling $342 thousand, $318 thousand and $992 thousand in 2023, 2022, and 2021, respectively. The reversals in 2023 and 2022 were due primarily to decreases in total unfunded loan commitments. The reversal in 2021 was largely due to ongoing improvements in the underlying economic forecasts under the CECL accounting method at the time.

Note 17:  Condensed Bank of Marin Bancorp Parent Only Financial Statements

Presented below is financial information for Bank of Marin Bancorp, parent holding company only.

CONDENSED UNCONSOLIDATED STATEMENTS OF CONDITION
December 31, 2023 and 2022
(in thousands)	2023	2022
Assets
Cash and due from Bank of Marin	$7,189	$4,493
Investment in bank subsidiary	431,819	407,532
Other assets	156	255
Total assets	$439,164	$412,280

Liabilities and Stockholders' Equity
Accrued expenses payable	$102	$188
Other liabilities	—	—
Total liabilities	102	188
Stockholders' equity	439,062	412,092
Total liabilities and stockholders' equity	$439,164	$412,280

CONDENSED UNCONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2023, 2022 and 2021
(in thousands)	2023	2022	2021
Income
Dividends from bank subsidiary	$20,000	$16,200	$64,000
Miscellaneous income	—	—	—
Total income	20,000	16,200	64,000
Expense
Interest expense	—	—	1,361
Non-interest expense	1,705	1,793	4,025
Total expense	1,705	1,793	5,386
Income before income taxes and equity in undistributed net income of subsidiary	18,295	14,407	58,614
Income tax benefit	504	530	1,235
Income before equity in undistributed net income of subsidiary	18,799	14,937	59,849
Earnings of bank subsidiary greater (less) than dividends received from bank subsidiary	1,096	31,649	(26,621)
Net income	$19,895	$46,586	$33,228

CONDENSED UNCONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2023, 2022 and 2021
(in thousands)	2023	2022	2021
Cash Flows from Operating Activities:
Net income	$19,895	$46,586	$33,228
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Earnings of bank subsidiary (greater) less than dividends received from bank subsidiary	(1,096)	(31,649)	26,621
Accretion of discount on subordinated debenture	—	—	1,347
Noncash director compensation expense	60	36	35
Net changes in:
Other assets	99	(12)	(1,655)
Other liabilities	(86)	(129)	(88)
Net cash provided by operating activities	18,872	14,832	59,488
Cash Flows from Investing Activities:
Capital contribution to bank subsidiary	(276)	(899)	(619)
Net cash used in investing activities	(276)	(899)	(619)
Cash Flows from Financing Activities:
Repayment of subordinated debenture including execution costs	—	—	(4,126)
Restricted stock surrendered for tax withholdings upon vesting	(70)	(40)	(166)
Cash dividends paid on common stock	(16,106)	(15,673)	(13,107)
Stock repurchased, including commissions	—	(1,250)	(40,762)
Proceeds from stock options exercised and stock issued under employee and director stock purchase plans	276	899	587
Net cash used in financing activities	(15,900)	(16,064)	(57,574)
Net increase (decrease) in cash and cash equivalents	2,696	(2,131)	1,295
Cash and cash equivalents at beginning of year	4,493	6,624	5,329
Cash and cash equivalents at end of year	$7,189	$4,493	$6,624
Supplemental schedule of noncash investing and financing activities:
Stock issued in payment of director fees	$398	$355	$217
Repurchase of stock not yet settled	$—	$—	$373
Stock issued to ESOP	$1,315	$1,233	$1,330

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

AMRB's shareholders received 0.575 shares of Bancorp's common stock for each share of AMRB common stock outstanding immediately prior to the Merger resulting in the issuance of 3,441,235 shares of Bancorp common stock. In addition, merger consideration included cash paid for outstanding stock options and cash paid in lieu of fractional shares, as summarized in the following table.

(in thousands)	Merger Consideration
Value of common stock consideration paid to shareholders (0.575 fixed exchange ratio, stock price $36.15)	$124,401
Cash consideration for stock options	63
Cash paid in lieu of fractional shares	13
Total merger consideration	$124,477

We recorded $42.6 million in goodwill, which represented the excess of the total merger consideration paid of $124.5 million over the fair value of the net assets acquired of $81.9 million. Goodwill mainly reflects the expected value created through the combined operations of AMRB and Bancorp and is evaluated for impairment annually.

Merger-related and conversion costs are recognized as incurred and continue until all systems have been converted and operational functions are fully integrated. Bancorp's pretax merger-related costs reflected in the consolidated statements of comprehensive income (loss) are summarized in the following table.

	Years ended December 31,
(in thousands)	2023	2022	2021
Personnel and severance	$—	$393	$3,005
Professional services	—	67	1,976
Data processing	—	77	1,127
Other expense	—	321	350
Total merger-related and conversion costs	$—	$858	$6,458

End of 2023 Audited Consolidated Financial Statements

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

(B)    Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) promulgated under the 1934 Act). The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2023, utilizing the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2023.

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

(C)    Audit Report of the Registered Public Accounting Firm

The Company's independent registered public accounting firm, Moss Adams LLP, has audited the effectiveness of internal control over financial reporting as of December 31, 2023 as stated in their audit report, which is included in ITEM 8 and incorporated herein by reference.

(D)    Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2023, there were no significant changes that materially affected, or are reasonably likely to affect, our internal control over financial reporting identified in connection with the evaluation mentioned in (B) above. The term internal control over financial reporting, as defined by Rule

15d-15(f) of the Act, is a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

ITEM 9B.    OTHER INFORMATION

Not applicable.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required to be reported under ITEM 10 is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Shareholders. Bancorp and the Bank have adopted a Code of Ethics that applies to all staff, including the Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer. A copy of the Code of Ethical Conduct, which is also included on our website, will be provided to any person, without charge, upon written request to the Corporate Secretary, Bank of Marin Bancorp, 504 Redwood Boulevard, Suite 100, Novato, CA 94947. During 2023, there were no changes in the procedures for the election or nomination of directors.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Shareholders.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
    RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to ITEM 5 above, Note 8 to our audited consolidated financial statements and to our Proxy Statement for the 2024 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Shareholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent registered public accounting firm is Moss Adams LLP, Issuing Office: Portland, OR, PCAOB ID: 659.

The information required by this Item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Shareholders.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)     Documents Filed as Part of this Report:

1.     Financial Statements

The financial statements and supplementary data listed below are filed as part of this report under ITEM 8, captioned Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm for the years ended December 31, 2023, 2022 and 2021
Management's Report on Internal Control over Financial Reporting
Consolidated Statements of Condition as of December 31, 2023 and 2022
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021
Notes to Consolidated Financial Statements

2.     Financial Statement Schedules

All financial statement schedules have been omitted, as they are inapplicable or the required information is included in the financial statements or notes thereto.

(B)    Exhibits Filed:

The following exhibits are filed as part of this report or hereby incorporated by references to filings previously made with the SEC.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.01	Agreement to Merge and Plan of Reorganization, dated April 16, 2021 by and among Bank of Marin Bancorp and American River Bankshares	8-K	001-33572	2.1	April 19, 2021
3.01	Articles of Incorporation, as amended	S-4	333-257025	3.01	June 11, 2021
3.02	Bylaws, as amended	S-4	333-257025	3.02	June 11, 2021
4.01	Description of Capital Stock	10-K	001-33572	4.01	March 16, 2023
10.01	Employee Stock Ownership Plan	S-8	333-218274	4.1	May 26, 2017
10.02	2017 Employee Stock Purchase Plan	S-8	333-221219	4.1	October 30, 2017
10.03	2017 Equity Plan, as amended	S-8	333-227840	4.1	October 15, 2018
10.04	2020 Director Stock Plan	S-8	333-239555	4.1	June 30, 2020
10.05	Form of Indemnification Agreement for Directors and Executive Officers, dated August 9, 2007	10-Q	001-33572	10.06	November 7, 2007
10.06	2010 Annual Individual Incentive Compensation Plan, revised 2019	10-K	001-33572	10.07	March 15, 2021
10.07	Salary Continuation Agreement for executive officer Tani Girton, Chief Financial Officer, dated October 18, 2013	8-K	001-33572	10.2	November 4, 2014
10.08	2007 Form of Change in Control Agreement	8-K	001-33572	10.1	October 31, 2007
10.09	Director Deferred Fee Plan, dated December 17, 2020	10-K	001-33572	10.13	March 15, 2021
10.10	Employment Agreement with Timothy Myers, dated September 23, 2021	8-K	001-33572	10.1	September 24, 2021
10.11	Salary Continuation Agreement, as amended for executive officer Timothy Myers, Chief Executive Officer, dated January 1, 2022	8-K	001-33572	10.1	December 21, 2022
10.12	Salary Continuation Agreement for executive officer Nicolette Sloan, Head of Commercial Banking, dated January 1, 2022	8-K	001-33572	10.2	December 21, 2022
10.13	Salary Continuation Agreement for executive officer Misako Stewart, Chief Credit Officer, dated January 1, 2022	8-K	001-33572	10.3	December 21, 2022
10.14	Salary Continuation Agreement for executive officer Brandi Campbell, Head of Retail Banking, dated July 1, 2022	8-K	001-33572	10.4	December 21, 2022
14.01	Code of Ethical Conduct, dated October 20, 2023					Filed
23.01	Consent of Moss Adams LLP					Filed
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.01	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					Filed
97.1	Incentive Compensation Recovery Policy, dated October 2, 2023					Filed
101.INS	Inline XBRL Instance Document					Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document					Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					Filed
Copies of any exhibit to our Annual Report on Form 10-K listed in the index above will be furnished to shareholders as of the record date without charge upon written request by such shareholder addressed as follows: Corporate Secretary, Bank of Marin Bancorp, 504 Redwood Boulevard, Suite 100, Novato, CA  94947.

ITEM 16.     Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bank of Marin Bancorp (registrant)

March 14, 2024	/s/ Tani Girton
Date	Tani Girton
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	March 14, 2024	/s/ Timothy D. Myers
Timothy D. Myers
President & Chief Executive Officer, Director
(Principal Executive Officer)

Dated:	March 14, 2024	/s/ Tani Girton
Tani Girton
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)

Dated:	March 14, 2024	/s/ David A. Merck
David A. Merck
First Vice President & Controller
(Principal Accounting Officer)

Members of Bank of Marin Bancorp's Board of Directors

Dated:	March 14, 2024	/s/ William H. McDevitt, Jr.
William H. McDevitt, Jr.
Chairman of the Board

Dated:	March 14, 2024	/s/ Nicolas C. Anderson
Nicolas C. Anderson

Dated:	March 14, 2024	/s/ Russell A. Colombo
Russell A. Colombo

Dated:	March 14, 2024	/s/ Charles D. Fite
Charles D. Fite

Dated:	March 14, 2024	/s/ Cigdem Gencer
Cigdem Gencer

Dated:	March 14, 2024	/s/ James C. Hale
James C. Hale

Dated:	March 14, 2024	/s/ Robert Heller
Robert Heller

Dated:	March 14, 2024	/s/ Kevin R. Kennedy
Kevin R. Kennedy

Dated:	March 14, 2024	/s/ Sanjiv S. Sanghvi
Sanjiv S. Sanghvi

Dated:	March 14, 2024	/s/ Joel Sklar
Joel Sklar, M.D.

Dated:	March 14, 2024	/s/ Brian M. Sobel
Brian M. Sobel

Dated:	March 14, 2024	/s/ Secil Tabli Watson
Secil Tabli Watson