Form 10-Q
period 2024-03-31
Bank of Marin Bancorp
filed 2024-05-09
CIK 1403475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024
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
Yes   ☐    No  ☒

As of April 30, 2024, there were 16,285,786 shares of common stock outstanding.

Page-2

PART I       FINANCIAL INFORMATION

ITEM 1.  Financial Statements

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data; unaudited)	March 31, 2024	December 31, 2023
Assets
Cash, cash equivalents and restricted cash	$36,308	$30,453
Investment securities:
Held-to-maturity, at amortized cost (net of zero allowance for credit losses at March 31, 2024 and December 31, 2023)	915,068	925,198
Available-for-sale, at fair value (net of zero allowance for credit losses at March 31, 2024 and December 31, 2023)	536,365	552,028
Total investment securities	1,451,433	1,477,226
Loans, at amortized cost	2,054,963	2,073,720
Allowance for credit losses on loans	(25,501)	(25,172)
Loans, net of allowance for credit losses on loans	2,029,462	2,048,548
Goodwill	72,754	72,754
Bank-owned life insurance	69,747	68,102
Operating lease right-of-use assets	21,553	20,316
Bank premises and equipment, net	7,546	7,792
Core deposit intangible, net	3,515	3,766
Interest receivable and other assets	74,858	74,946
Total assets	$3,767,176	$3,803,903
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$1,444,435	$1,441,987
Interest bearing:
Transaction accounts	211,274	225,040
Savings accounts	224,262	233,298
Money market accounts	1,136,595	1,138,433
Time accounts	267,536	251,317
Total deposits	3,284,102	3,290,075
Borrowings and other obligations	260	26,298
Operating lease liabilities	24,150	22,906
Interest payable and other liabilities	21,984	25,562
Total liabilities	3,330,496	3,364,841
Commitments and contingent liabilities (Note 8)
Stockholders' Equity
Preferred stock, no par value, Authorized - 5,000,000 shares, none issued	—	—
Common stock, no par value, Authorized - 30,000,000 shares; issued and outstanding - 16,285,786 and 16,158,413 at March 31, 2024 and December 31, 2023, respectively	218,342	217,498
Retained earnings	273,450	274,570
Accumulated other comprehensive loss, net of taxes	(55,112)	(53,006)
Total stockholders' equity	436,680	439,062
Total liabilities and stockholders' equity	$3,767,176	$3,803,903

The accompanying notes are an integral part of these consolidated financial statements (unaudited).
Page-3

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three months ended
(in thousands, except per share amounts; unaudited)	March 31, 2024	December 31, 2023	March 31, 2023
Interest income
Interest and fees on loans	$25,020	$24,964	$24,258
Interest on investment securities	8,805	9,289	10,033
Interest on federal funds sold and due from banks	321	1,170	56
Total interest income	34,146	35,423	34,347
Interest expense
Interest on interest-bearing transaction accounts	261	278	254
Interest on savings accounts	371	322	170
Interest on money market accounts	8,449	7,188	1,085
Interest on time accounts	2,280	1,991	223
Interest on borrowings and other obligations	91	1,380	2,716
Total interest expense	11,452	11,159	4,448
Net interest income	22,694	24,264	29,899
Provision for credit losses on loans	350	1,300	350
Reversal of credit losses on unfunded loan commitments	—	—	(174)
Net interest income after provision for (reversal of) credit losses	22,344	22,964	29,723
Non-interest income
Wealth management and trust services	553	560	511
Service charges on deposit accounts	529	522	533
Earnings on bank-owned life insurance, net	435	364	705
Debit card interchange fees, net	408	373	447
Dividends on Federal Home Loan Bank stock	377	349	302
Merchant interchange fees, net	167	119	133
Losses on sale of investment securities, net of gains	—	(5,907)	—
Other income	285	337	304
Total non-interest income	2,754	(3,283)	2,935
Non-interest expense
Salaries and related benefits	12,084	10,361	10,930
Occupancy and equipment	1,969	1,939	2,414
Professional services	1,078	921	1,123
Data processing	1,070	1,081	1,045
Deposit network fees	845	940	96
Federal Deposit Insurance Corporation insurance	435	454	289
Information technology	402	431	370
Depreciation and amortization	388	393	882
Directors' expense	317	319	321
Amortization of core deposit intangible	251	330	345
Other real estate owned	—	—	4
Other expense	2,330	2,120	1,961
Total non-interest expense	21,169	19,289	19,780
Income before provision for income taxes	3,929	392	12,878
Provision for income taxes	1,007	(218)	3,438
Net income	$2,922	$610	$9,440
Net income per common share:
Basic	$0.18	$0.04	$0.59
Diluted	$0.18	$0.04	$0.59
Weighted average shares:
Basic	16,081	16,040	15,970
Diluted	16,092	16,052	15,999
Comprehensive income:
Net income	$2,922	$610	$9,440
Other comprehensive (loss) income:
Change in net unrealized gains or losses on available-for-sale securities	(4,568)	28,865	16,213
Reclassification adjustment for realized losses on available-for-sale securities in net income	—	5,907	—
Reclassification adjustment for gains or losses on fair value hedges	1,217	(1,726)	—
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	361	418	463
Other comprehensive (loss) income, before tax	(2,990)	33,464	16,676
Deferred tax (benefit) expense	(884)	9,890	4,930
Other comprehensive (loss) income, net of tax	(2,106)	23,574	11,746
Total comprehensive income	$816	$24,184	$21,186
The accompanying notes are an integral part of these consolidated financial statements (unaudited).
Page-4

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the three months ended March 31, 2024 and 2023

(in thousands, except share data; unaudited)	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income, Net of Taxes	Total
	Shares	Amount
	Three months ended March 31, 2024
Balance at January 1, 2024	16,158,413	$217,498	$274,570	$(53,006)	$439,062
Net income	—	—	2,922	—	2,922
Other comprehensive loss, net of tax	—	—	—	(2,106)	(2,106)
Stock issued under employee stock purchase plan	621	10	—	—	10
Stock issued under employee stock ownership plan	24,600	425	—	—	425
Restricted stock granted	106,964	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(3,338)	(55)	—	—	(55)
Restricted stock forfeited / cancelled	(13,284)	—	—	—	—
Stock-based compensation - stock options	—	17	—	—	17
Stock-based compensation - restricted stock	—	188	—	—	188
Cash dividends paid on common stock ($0.25 per share)	—	—	(4,042)	—	(4,042)
Stock issued in payment of director fees	11,810	259	—	—	259
Balance at March 31, 2024	16,285,786	$218,342	$273,450	$(55,112)	$436,680
	Three months ended March 31, 2023
Balance at January 1, 2023	16,029,138	$215,057	$270,781	$(73,746)	$412,092
Net income	—	—	9,440	—	9,440
Other comprehensive income, net of tax	—	—	—	11,746	11,746
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	11,530	230	—	—	230
Stock issued under employee stock purchase plan	415	9	—	—	9
Stock issued under employee stock ownership plan	14,300	423	—	—	423
Restricted stock granted	49,428	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(2,213)	(65)	—	—	(65)
Stock-based compensation - stock options	—	116	—	—	116
Stock-based compensation - restricted stock	—	45	—	—	45
Cash dividends paid on common stock ($0.25 per share)	—	—	(4,012)	—	(4,012)
Stock issued in payment of director fees	4,612	150	—	—	150
Balance at March 31, 2023	16,107,210	$215,965	$276,209	$(62,000)	$430,174

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Page-5

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2024 and 2023

(in thousands; unaudited)	2024	2023
Cash Flows from Operating Activities:
Net income	$2,922	$9,440
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses on loans	350	350
Reversal of credit losses on unfunded loan commitments	—	(174)
Noncash contribution expense to employee stock ownership plan	425	423
Noncash director compensation expense	259	150
Stock-based compensation expense	205	161
Amortization of core deposit intangible	251	345
Amortization of investment security premiums, net of accretion of discounts	1,277	1,964
Accretion of discounts on acquired loans, net	(98)	(168)
Net change in deferred loan origination costs/fees	34	(324)
Depreciation and amortization	388	882
Loss on disposal of premises and equipment	19	—
Earnings on bank-owned life insurance policies	(435)	(705)
Net changes in interest receivable and other assets	1,082	(203)
Net changes in interest payable and other liabilities	(2,353)	1,303
Total adjustments	1,404	4,004
Net cash provided by operating activities	4,326	13,444
Cash Flows from Investing Activities:
Proceeds from paydowns/maturities of held-to-maturity securities	10,252	13,634
Proceeds from paydowns/maturities of available-for-sale securities	10,057	19,288
Increase (decrease) in loans receivable, net	18,690	(19,072)
Purchase of bank-owned life insurance policies	(1,210)	—
Purchase of premises and equipment	(161)	(1,438)
Cash paid for low income housing tax credit investment	(1)	(38)
Net cash provided by investing activities	37,627	12,374
Cash Flows from Financing Activities:
Net decrease in deposits	(5,973)	(322,774)
(Repayment of) proceeds from short-term borrowings, net	(26,000)	293,400
Repayment of finance lease obligations	(38)	(37)
Proceeds from stock options exercised	—	230
Restricted stock surrendered for tax withholdings upon vesting	(55)	(65)
Cash dividends paid on common stock	(4,042)	(4,012)
Proceeds from stock issued under employee and director stock purchase plans	10	9
Net cash used in financing activities	(36,098)	(33,249)
Net increase (decrease) in cash, cash equivalents and restricted cash	5,855	(7,431)
Cash, cash equivalents and restricted cash at beginning of period	30,453	45,424
Cash, cash equivalents and restricted cash at end of period	$36,308	$37,993
Supplemental disclosure of cash flow information:
Interest paid on deposits and borrowings	$11,087	$4,290
Income taxes paid, net of refunds	$—	$—
Supplemental disclosure of noncash investing and financing activities:
Change in net unrealized gains or losses on available-for-sale securities	$(4,568)	$16,213
Amortization of net unrealized loss on available-for-sale securities transferred to held-to-maturity	$361	$463
Bank-owned life insurance benefit receivable	$—	$765
Restricted cash[1]	$—	$—
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

Although we believe that the disclosures are adequate and the information presented is not misleading, we suggest that these interim financial statements be read in conjunction with the annual financial statements and the notes thereto included in our 2023 Annual Report on Form 10-K.  In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, which are necessary for a fair presentation of the consolidated financial position, the results of operations, changes in comprehensive income (loss), changes in stockholders’ equity, and cash flows for the periods presented. All material intercompany transactions have been eliminated. The results of these interim periods may not be indicative of the results for the full year or for any other period.

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

	Three months ended
(in thousands, except per share data)	March 31, 2024	March 31, 2023
Weighted average basic common shares outstanding	16,081	15,970
Potentially dilutive common shares related to:
Stock options	—	14
Unvested restricted stock awards	11	15
Weighted average diluted common shares outstanding	16,092	15,999
Net income	$2,922	$9,440
Basic EPS	$0.18	$0.59
Diluted EPS	$0.18	$0.59
Weighted average anti-dilutive common shares not included in the calculation of diluted EPS	340	250

Note 2: Recently Adopted and Issued Accounting Standards

Accounting Standards Adopted in 2024

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendment reduces diversity in practice by clarifying that a separate contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. In addition, this ASU provided amended examples to illustrate that a restriction that is a characteristic of the equity security, which market participants would take into account when pricing them, would be considered in measuring fair value. This ASU also introduced new disclosure requirements. The amendments were effective prospectively for years beginning after
Page-7

December 15, 2023. As discussed in Note 4, Investment Securities, in 2023 we sold our remaining shares of Visa Inc. Class B restricted common stock. As a result of the sale, this update had no impact our financial condition, results of operations or disclosures.

In March 2023, the FASB issued ASU No. 2023-01, Leases (Topic 842): Common Control Arrangements. For public companies, the amendment requires entities to amortize leasehold improvements associated with common control lease arrangements over the useful life of the improvements to the common control group, as opposed to the shorter of the remaining lease term and the useful life of the improvements for all other operating leases. The amendments were effective for years beginning after December 15, 2023, and may be adopted either prospectively or retrospectively. We currently do not have common control lease arrangements, and therefore the adoption of the amendments had no impact on our financial condition, results of operations or disclosures.

In March 2023, the FASB issued ASU No. 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. Under current GAAP, an entity can only elect to apply the proportional amortization method to investments in low-income housing tax credit ("LIHTC") structures. The proportional amortization method results in the cost of the investment being amortized in proportion to the income tax credits and other income tax benefits received, with the amortization of the investment and the income tax credits being presented net in the consolidated statements of income as a component of income tax expense (benefit). The amendments will allow entities to elect to account for all other equity investments made primarily for the purpose of receiving income tax credits to using the proportional amortization method, regardless of the tax credit program through which the investment earns income tax credits, when certain conditions are met. The amendments were effective for fiscal years beginning after December 15, 2023, and may be adopted either on a modified retrospective basis or retrospectively. Other than investments in LIHTC funds, as disclosed in Note 4, Investment Securities, we currently have no other equity investments made primarily for the purpose of receiving income tax credits, and therefore the adoption of this ASU had no impact on our financial condition, results of operations or disclosures.

Accounting Standards Not Yet Effective
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, enhanced interim disclosure requirements, clarifying circumstances in which an entity can disclose multiple segment measures of profit or loss, providing new segment disclosure requirements for entities with a single reportable segment, and requiring other disclosures. The amendments are effective for annual reporting periods beginning after December 15, 2023 (i.e., 2024 Form 10-K) and interim periods within fiscal years beginning after December 31, 2024, and shall be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. We currently have only one reportable segment and are evaluating the impact the amendments will have on our financial statement disclosures upon adoption.

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

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measurement Categories: Changes in Fair Value Recorded In1
March 31, 2024
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$340,908	$—	$340,908	$—	OCI
SBA-backed securities	$17,148	$—	$17,148	$—	OCI
Debentures of government sponsored agencies	$66,688	$—	$66,688	$—	OCI
U.S. Treasury securities	$10,534	$10,534	$—	$—	OCI
Obligations of state and political subdivisions	$90,343	$—	$90,343	$—	OCI
Corporate bonds	$10,744	$—	$10,744	$—	OCI
Derivative financial assets (interest rate contracts)	$400	$—	$400	$—	NI
Derivative financial liabilities (interest rate contracts)	$142	$—	$142	$—	NI
December 31, 2023
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$352,472	$—	$352,472	$—	OCI
SBA-backed securities	$19,471	$—	$19,471	$—	OCI
Debentures of government sponsored agencies	$66,862	$—	$66,862	$—	OCI
U.S. Treasury securities	$10,623	$10,623	$—	$—	OCI
Obligations of state and political subdivisions	$91,882	$—	$91,882	$—	OCI
Corporate bonds	$10,718	$—	$10,718	$—	OCI
Derivative financial assets (interest rate contracts)	$287	$—	$287	$—	NI
Derivative financial liabilities (interest rate contracts)	$1,361	$—	$1,361	$—	NI
 1 Other comprehensive income ("OCI") or net income ("NI").

Available-for-sale securities are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of available-for-sale securities. Level 1 securities include U.S. Treasury securities. If quoted market prices are not available, we obtain pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity and credit spreads (Level 2).   Level 2 securities include obligations of state and political subdivisions, U.S. agencies or government-sponsored agencies' debt securities, mortgage-backed securities, government agency-issued securities, and corporate bonds. As of March 31, 2024 and December 31, 2023, there were no Level 3 securities.

Held-to-maturity securities may be subject to an allowance for credit losses as a result of our evaluation of expected losses due to credit quality factors. We did not record any credit loss expense on held-to-maturity securities during the three months ended March 31, 2024 or March 31, 2023. Fair value of held-to-maturity securities is determined using the same techniques discussed above for available-for-sale securities.

Page-9

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
Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of March 31, 2024 and December 31, 2023, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in this note). The carrying amounts in the following table are recorded in the consolidated statements of condition under the indicated captions. Further, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements such as bank-owned life insurance policies ("BOLI"), lease obligations and non-maturity deposit liabilities. Additionally, we held shares of Federal Home Loan Bank ("FHLB") of San Francisco stock at cost as of March 31, 2024 and December 31, 2023. There were no impairments or changes resulting from observable price changes in orderly transactions for the identical or similar investments of the same issuer as of March 31, 2024 or December 31, 2023. See further discussion on values within Note 4, Investment Securities.

	March 31, 2024			December 31, 2023
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets (recorded at amortized cost)
Cash and cash equivalents	$36,308	$36,308	Level 1	$30,453	$30,453	Level 1
Investment securities held-to-maturity	915,068	795,909	Level 2	925,198	814,830	Level 2
Loans, net of allowance for credit losses	2,029,462	1,913,418	Level 3	2,048,548	1,939,702	Level 3
Interest receivable	11,678	11,678	Level 2	12,752	12,752	Level 2
Financial liabilities (recorded at amortized cost)
Time deposits	267,536	268,758	Level 2	251,317	252,824	Level 2
FRBSF short-term borrowings under the BTFP	—	—	Level 2	26,000	25,998	Level 2
Interest payable	3,130	3,130	Level 2	2,752	2,752	Level 2

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
Page-10

The value of off-balance-sheet financial instruments is estimated based on the fee income associated with the commitments, which in the absence of credit exposure, is considered to approximate their settlement value. The fair value of commitment fees was not material as of March 31, 2024 or December 31, 2023.

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

A summary of the amortized cost, fair value and allowance for credit losses related to securities held-to-maturity as of March 31, 2024 and December 31, 2023 is presented below.

Held-to-maturity:	Amortized Cost [1]	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized		Fair Value
(in thousands)				Gains	(Losses)
March 31, 2024
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	$300,976	$—	$300,976	$—	$(48,474)	$252,502
CMOs issued by FHLMC	224,676	—	224,676	—	(26,902)	197,774
CMOs issued by FNMA	98,951	—	98,951	—	(6,009)	92,942
CMOs issued by GNMA	50,695	—	50,695	—	(5,436)	45,259
SBA-backed securities	1,652	—	1,652	—	(95)	1,557
Debentures of government-sponsored agencies	146,202	—	146,202	—	(22,942)	123,260
Obligations of state and political subdivisions	61,916	—	61,916	4	(8,022)	53,898
Corporate bonds	30,000	—	30,000	—	(1,283)	28,717
Total held-to-maturity	$915,068	$—	$915,068	$4	$(119,163)	$795,909
December 31, 2023
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	$306,261	$—	$306,261	$—	$(44,396)	$261,865
CMOs issued by FHLMC	226,416	—	226,416	28	(24,869)	201,575
CMOs issued by FNMA	101,502	—	101,502	—	(4,779)	96,723
CMOs issued by GNMA	51,006	—	51,006	—	(5,235)	45,771
SBA-backed securities	1,853	—	1,853	—	(90)	1,763
Debentures of government-sponsored agencies	146,126	—	146,126	—	(21,994)	124,132
Obligations of state and political subdivisions	62,034	—	62,034	47	(7,884)	54,197
Corporate bonds	30,000	—	30,000	—	(1,196)	28,804
Total held-to-maturity	$925,198	$—	$925,198	$75	$(110,443)	$814,830
[1] Amortized cost and fair values exclude accrued interest receivable of $2.5 million and $3.6 million at March 31, 2024 and December 31, 2023, respectively, which is included in interest receivable and other assets in the consolidated statements of condition.

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

Page-11

The following table summarizes the amortized cost of our portfolio of held-to-maturity securities issued by states and political subdivisions and corporate bonds by Moody's and/or Standard & Poor's bond ratings as of March 31, 2024 and December 31, 2023.

	Obligations of state and political subdivisions		Corporate bonds
(in thousands)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Aaa / AAA	$42,474	$42,577	$—	$—
Aa2 / AA	19,442	19,457	—	—
A2 / A	—	—	30,000	30,000
Total	$61,916	$62,034	$30,000	$30,000

A summary of the amortized cost, fair value and allowance for credit losses related to securities available-for-sale as of March 31, 2024 and December 31, 2023 is presented below.

Available-for-sale:	Amortized Cost [1]	Gross Unrealized		Allowance for Credit Losses	Fair Value
(in thousands)		Gains	(Losses)
March 31, 2024
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	$79,460	$2	$(10,073)	$—	$69,389
CMOs issued by FHLMC	261,797	—	(26,837)	—	234,960
CMOs issued by FNMA	23,099	—	(2,835)	—	20,264
CMOs issued by GNMA	19,486	—	(3,191)	—	16,295
SBA-backed securities	18,805	—	(1,657)	—	17,148
Debentures of government- sponsored agencies	73,906	—	(7,218)	—	66,688
U.S. Treasury securities	11,928	—	(1,394)	—	10,534
Obligations of state and political subdivisions	101,911	—	(11,568)	—	90,343
Corporate bonds	11,992	—	(1,248)	—	10,744
Total available-for-sale	$602,384	$2	$(66,021)	$—	$536,365
December 31, 2023
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	$81,937	$2	$(9,516)	$—	$72,423
CMOs issued by FHLMC	266,407	—	(24,758)	—	241,649
CMOs issued by FNMA	23,987	—	(2,715)	—	21,272
CMOs issued by GNMA	20,006	—	(2,878)	—	17,128
SBA-backed securities	21,126	—	(1,655)	—	19,471
Debentures of government- sponsored agencies	73,899	—	(7,037)	—	66,862
U.S. Treasury securities	11,923	—	(1,300)		10,623
Obligations of state and political subdivisions	102,202	1	(10,321)	—	91,882
Corporate bonds	11,992	—	(1,274)	—	10,718
Total available-for-sale	$613,479	$3	$(61,454)	$—	$552,028
[1] Amortized cost and fair value exclude accrued interest receivable of $2.3 million and $2.3 million at March 31, 2024 and December 31, 2023, respectively, which is included in interest receivable and other assets in the consolidated statements of condition.

The amortized cost and fair value of investment debt securities by contractual maturity at March 31, 2024 and December 31, 2023 are shown below. Expected maturities may differ from contractual maturities if the issuers of the securities have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2024				December 31, 2023
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$15,000	$14,615	$4,181	$4,076	$—	$—	$101	$100
After one but within five years	72,200	69,109	249,923	228,662	87,887	84,541	226,669	208,444
After five years through ten years	304,877	259,599	62,426	54,421	304,976	261,654	95,552	85,447
After ten years	522,991	452,586	285,854	249,206	532,335	468,635	291,157	258,037
Total	$915,068	$795,909	$602,384	$536,365	$925,198	$814,830	$613,479	$552,028

There were no sales of investment securities in the first quarter of 2024 or 2023.

Three months ended
Page-12

The reported values of pledged investment securities are shown in the following table.

(in thousands)	March 31, 2024	December 31, 2023
Pledged to the State of California:
Secure public deposits in compliance with the Local Agency Security Program	$282,826	$287,436
Collateral for trust deposits	659	666
Collateral for Wealth Management and Trust Services checking account	557	562
Total investment securities pledged to the State of California	284,042	288,664
Bankruptcy trustee deposits pledged with Federal Reserve Bank	1,003	1,151
Pledged to FHLB Securities-Backed Credit Program	296,614	383,484
Pledged to the Federal Reserve "BTFP"	—	265,660
Pledged to the Federal Reserve Discount Window	345,896	—
Total pledged investment securities	$927,555	$938,959

There were 317 and 313 securities in unrealized loss positions at March 31, 2024 and December 31, 2023, respectively. Those securities are summarized and classified according to the duration of the loss period in the tables below:

March 31, 2024	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	$—	$—	$252,501	$(48,474)	$252,501	$(48,474)
CMOs issued by FHLMC	12,455	(68)	185,319	(26,834)	197,774	(26,902)
CMOs issued by FNMA	40,962	(1,054)	51,980	(4,955)	92,942	(6,009)
CMOs issued by GNMA	10,808	(350)	34,452	(5,086)	45,260	(5,436)
SBA-backed securities	—	—	1,556	(95)	1,556	(95)
Debentures of government-sponsored agencies	—	—	123,260	(22,942)	123,260	(22,942)
Obligations of state and political subdivisions	6,589	(46)	44,242	(7,976)	50,831	(8,022)
Corporate bonds	—	—	28,717	(1,283)	28,717	(1,283)
Total held-to-maturity	70,814	(1,518)	722,027	(117,645)	792,841	(119,163)
Available-for-sale:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	3	—	69,152	(10,073)	69,155	(10,073)
CMOs issued by FHLMC	958	(4)	234,002	(26,833)	234,960	(26,837)
CMOs issued by FNMA	—	—	20,264	(2,835)	20,264	(2,835)
CMOs issued by GNMA	—	—	16,295	(3,191)	16,295	(3,191)
SBA-backed securities	—	—	17,148	(1,657)	17,148	(1,657)
Debentures of government- sponsored agencies	—	—	66,688	(7,218)	66,688	(7,218)
U.S. Treasury securities	—	—	10,534	(1,394)	10,534	(1,394)
Obligations of state and political subdivisions	557	(2)	89,786	(11,566)	90,343	(11,568)
Corporate bonds	—	—	10,744	(1,248)	10,744	(1,248)
Total available-for-sale	1,518	(6)	534,613	(66,015)	536,131	(66,021)
Total securities at loss position	$72,332	$(1,524)	$1,256,640	$(183,660)	$1,328,972	$(185,184)
Page-13

December 31, 2023	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	$—	$—	$261,865	$(44,396)	$261,865	$(44,396)
CMOs issued by FHLMC	8,662	(21)	188,657	(24,848)	197,319	(24,869)
CMOs issued by FNMA	42,474	(411)	54,249	(4,368)	96,723	(4,779)
CMOs issued by GNMA	10,988	(244)	34,783	(4,991)	45,771	(5,235)
SBA-backed securities	—	—	1,763	(90)	1,763	(90)
Debentures of government- sponsored agencies	—	—	124,132	(21,994)	124,132	(21,994)
Obligations of state and political subdivisions	—	—	44,437	(7,884)	44,437	(7,884)
Corporate Bonds	—	—	28,804	(1,196)	28,804	(1,196)
Total held-to-maturity	62,124	(676)	738,690	(109,767)	800,814	(110,443)
Available-for-sale:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	—	—	72,146	(9,516)	72,146	(9,516)
CMOs issued by FHLMC	1,235	(7)	240,414	(24,751)	241,649	(24,758)
CMOs issued by FNMA	—	—	21,272	(2,715)	21,272	(2,715)
CMOs issued by GNMA	—	—	17,128	(2,878)	17,128	(2,878)
SBA-backed securities	—	—	19,471	(1,655)	19,471	(1,655)
Debentures of government- sponsored agencies	—	—	66,862	(7,037)	66,862	(7,037)
U.S. Treasury securities	—	—	10,623	(1,300)	10,623	(1,300)
Obligations of state and political subdivisions	666	(1)	90,655	(10,320)	91,321	(10,321)
Corporate Bonds	—	—	10,718	(1,274)	10,718	(1,274)
Total available-for-sale	1,901	(8)	549,289	(61,446)	551,190	(61,454)
Total securities at loss position	$64,025	$(684)	$1,287,979	$(171,213)	$1,352,004	$(171,897)

As of March 31, 2024, the investment portfolio included 306 investment securities that had been in a continuous loss position for twelve months or more and 11 investment securities that had been in a loss position for less than twelve months.

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
No allowances for credit losses have been recognized on available-for-sale securities in an unrealized loss position, as management does not believe any of the securities are impaired due to credit risk factors at either March 31, 2024 or December 31, 2023. In addition, for any available-for-sale securities in an unrealized loss position at March 31, 2024 and December 31, 2023, the Bank assessed whether it intended to sell the securities, or if it was more likely than not that it would be required to sell the securities before recovery of its amortized cost basis, which would require a write-down to fair value through net income. Because the Bank did not intend to sell those securities that were in an unrealized loss position, and it was not more-likely-than-not that the Bank would be required to sell the securities before recovery of their amortized cost bases, the Bank determined that no write-down was necessary as of the reporting date.

On July 7, 2023, the Bank entered into various interest rate swap agreements with notional values totaling $101.8 million to hedge balance sheet interest rate sensitivity and protect selected securities in its available-for-sale
Page-14

portfolio against changes in fair value related to changes in the benchmark interest rate. For additional details, refer to Note 9, Derivative Financial Instruments and Hedging Activities.

Non-Marketable Securities Included in Other Assets

FHLB Capital Stock

As a member of the FHLB, we are required to maintain a minimum investment in FHLB capital stock as determined by the Board of Directors of the FHLB. The minimum investment requirements can increase in the event we increase our total asset size or borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. We held $16.7 million of FHLB stock included in other assets on the consolidated statements of condition at both March 31, 2024 and December 31, 2023. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks and they do not have a readily determinable market value. Based on our analysis of FHLB's financial condition and certain qualitative factors, we determined that the FHLB stock was not impaired at March 31, 2024 and December 31, 2023. On April 25, 2024, FHLB announced a cash dividend for the first quarter of 2024 at an annualized dividend rate of 8.25% to be distributed in mid-May 2024. Cash dividends paid on FHLB capital stock are recorded as non-interest income.

For further information, refer to Note 8, Commitments and Contingencies.

Low Income Housing Tax Credits

We invest in low-income housing tax credit funds as a limited partner, which totaled $1.9 million and $2.0 million recorded in other assets as of March 31, 2024 and December 31, 2023, respectively. In the first three months of 2024, we recognized $133 thousand of low-income housing tax credits and other tax benefits, offset by $111 thousand of amortization expense of low-income housing tax credit investment, as a component of income tax expense. As of March 31, 2024, our unfunded commitments for these low-income housing tax credit funds totaled $343 thousand. We did not recognize any impairment losses on these low-income housing tax credit investments during the first three months of 2024 or 2023, as the value of the future tax benefits exceeds the carrying value of the investments.

Note 5:  Loans and Allowance for Credit Losses on Loans

The following table presents the amortized cost of loans by portfolio class as of March 31, 2024 and December 31, 2023.

(in thousands)	March 31, 2024	December 31, 2023
Commercial and industrial	$150,896	$153,750
Real estate:
Commercial owner-occupied	328,560	333,181
Commercial non-owner occupied	1,236,633	1,219,385
Construction	71,494	99,164
Home equity	86,794	82,087
Other residential	113,479	118,508
Installment and other consumer loans	67,107	67,645
Total loans, at amortized cost [1]	2,054,963	2,073,720
Allowance for credit losses on loans	(25,501)	(25,172)
Total loans, net of allowance for credit losses on loans	$2,029,462	$2,048,548
1 Amortized cost includes net deferred loan origination costs of $2.6 million and $2.7 million at March 31, 2024 and December 31, 2023, respectively. Amounts are also net of unrecognized purchase discounts of $1.9 million and $2.0 million at March 31, 2024 and December 31, 2023, respectively. Amortized cost excludes accrued interest, which totaled $6.3 million and $6.6 million at March 31, 2024 and December 31, 2023, respectively, and is included in interest receivable and other assets in the consolidated statements of condition.

Lending Risks

Commercial and Industrial Loans - Commercial loans are generally made to established small and mid-sized businesses to provide financing for their growth and working capital needs, equipment purchases and acquisitions.  Management examines historical, current, and projected cash flows to determine the ability of the
Page-15

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
Page-16

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

The following tables present the loan portfolio by loan portfolio class, origination/renewal year and internal risk rating as of March 31, 2024 and December 31, 2023. The current year vintage table reflects gross charge-offs by loan portfolio class and year of origination. Generally, existing term loans that were re-underwritten are reflected in the table in the year of renewal. Lines of credit that have a conversion feature at the time of origination, such as construction to perm loans, are presented by year of origination.

(in thousands)	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
March 31, 2024	2024	2023	2022	2021	2020	Prior		Total
Commercial and industrial:
Pass and Watch	$2,650	$23,105	$9,107	$2,726	$3,474	$33,698	$64,683	$139,443
Special Mention	—	—	—	—	—	306	1,443	1,749
Substandard	—	—	—	—	—	2,191	7,513	9,704
Total commercial and industrial	$2,650	$23,105	$9,107	$2,726	$3,474	$36,195	$73,639	$150,896
Gross current period charge-offs	$—	$—	$—	$—	$—	$—	$(4)	$(4)
Commercial real estate, owner-occupied:
Pass and Watch	$3,187	$14,053	$45,948	$49,506	$36,162	$148,036	$5	$296,897
Special Mention	—	386	—	15,491	816	10,113	—	26,806
Substandard	—	—	2,201	—	—	2,656	—	4,857
Total commercial real estate, owner-occupied	$3,187	$14,439	$48,149	$64,997	$36,978	$160,805	$5	$328,560
Commercial real estate, non-owner occupied:
Pass and Watch	$20,233	$76,466	$171,120	$196,087	$161,259	$502,571	$10,102	$1,137,838
Special Mention	—	—	2,776	8,309	11,696	36,797	—	59,578
Substandard	278	872	—	2,174	—	35,893	—	39,217
Total commercial real estate, non-owner occupied	$20,511	$77,338	$173,896	$206,570	$172,955	$575,261	$10,102	$1,236,633
Page-17

(in thousands)	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
March 31, 2024	2024	2023	2022	2021	2020	Prior		Total
Construction:
Pass and Watch	$13,915	$7,661	$17,794	$—	$19,310	$—	$—	$58,680
Special Mention	—	12,814	—	—	—	—	—	12,814
Total construction	$13,915	$20,475	$17,794	$—	$19,310	$—	$—	$71,494
Home equity:
Pass and Watch	$—	$—	$—	$—	$—	$764	$85,149	$85,913
Substandard	82	—	—	—	—	177	622	881
Total home equity	$82	$—	$—	$—	$—	$941	$85,771	$86,794
Other residential:
Pass and Watch	$—	$17,765	$20,010	$13,295	$25,462	$36,947	$—	$113,479
Total other residential	$—	$17,765	$20,010	$13,295	$25,462	$36,947	$—	$113,479
Installment and other consumer:
Pass and Watch	$3,379	$20,119	$13,769	$10,129	$4,489	$14,078	$1,003	$66,966
Substandard	—	—	—	141	—	—	—	141
Total installment and other consumer	$3,379	$20,119	$13,769	$10,270	$4,489	$14,078	$1,003	$67,107
Gross current period charge-offs	$—	$(14)	$—	$(3)	$—	$—	$—	$(17)
Total loans:
Pass and Watch	$43,364	$159,169	$277,748	$271,743	$250,156	$736,094	$160,942	$1,899,216
Total Special Mention	$—	$13,200	$2,776	$23,800	$12,512	$47,216	$1,443	$100,947
Total Substandard	$360	$872	$2,201	$2,315	$—	$40,917	$8,135	$54,800
Totals	$43,724	$173,241	$282,725	$297,858	$262,668	$824,227	$170,520	$2,054,963
Total gross current period charge-offs	$—	$(14)	$—	$(3)	$—	$—	$(4)	$(21)

(in thousands)	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
December 31, 2023	2023	2022	2021	2020	2019	Prior		Total
Commercial and industrial:
Pass and Watch	$25,615	$9,187	$2,970	$3,718	$15,128	$21,004	$62,486	$140,108
Special Mention	—	—	—	—	334	—	9,300	9,634
Substandard	—	—	—	—	1,311	2,697	—	4,008
Total commercial and industrial	$25,615	$9,187	$2,970	$3,718	$16,773	$23,701	$71,786	$153,750
Commercial real estate, owner-occupied:
Pass and Watch	$13,128	$41,808	$49,887	$37,708	$40,994	$114,018	$56	$297,599
Special Mention	1,431	4,498	15,636	820	286	8,902	—	31,573
Substandard	—	2,231	—	—	—	1,778	—	4,009
Total commercial real estate, owner-occupied	$14,559	$48,537	$65,523	$38,528	$41,280	$124,698	$56	$333,181
Commercial real estate, non-owner occupied:
Pass and Watch	$76,718	$172,028	$196,340	$150,831	$139,860	$368,675	$9,832	$1,114,284
Special Mention	—	2,790	9,498	11,776	15,708	41,602	—	81,374
Substandard	878	272	2,204	—	—	20,373	—	23,727
Total commercial real estate, non-owner occupied	$77,596	$175,090	$208,042	$162,607	$155,568	$430,650	$9,832	$1,219,385
Construction:
Pass and Watch	$13,138	$24,403	$19,521	$29,512	$—	$—	$—	$86,574
Special Mention	12,590	—	—	—	—	—	—	12,590
Total construction	$25,728	$24,403	$19,521	$29,512	$—	$—	$—	$99,164
Home equity:
Pass and Watch	$—	$—	$—	$—	$—	$734	$80,773	$81,507
Substandard	—	—	—	—	—	369	211	580
Total home equity	$—	$—	$—	$—	$—	$1,103	$80,984	$82,087
Other residential:
Pass and Watch	$17,861	$20,114	$13,390	$25,637	$20,935	$20,571	$—	$118,508
Total other residential	$17,861	$20,114	$13,390	$25,637	$20,935	$20,571	$—	$118,508
Installment and other consumer:
Pass and Watch	$22,038	$14,528	$10,632	$4,687	$5,300	$9,399	$1,061	$67,645
Total installment and other consumer	$22,038	$14,528	$10,632	$4,687	$5,300	$9,399	$1,061	$67,645
Total loans:
Pass and Watch	$168,498	$282,068	$292,740	$252,093	$222,217	$534,401	$154,208	$1,906,225
Total Special Mention	$14,021	$7,288	$25,134	$12,596	$16,328	$50,504	$9,300	$135,171
Total Substandard	$878	$2,503	$2,204	$—	$1,311	$25,217	$211	$32,324
Totals	$183,397	$291,859	$320,078	$264,689	$239,856	$610,122	$163,719	$2,073,720

Page-18

The following table shows the amortized cost of loans by portfolio class, payment aging and non-accrual status as of March 31, 2024 and December 31, 2023.

Loan Aging Analysis by Class
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, non-owner occupied	Construction	Home equity	Other residential	Installment and other consumer	Total
March 31, 2024
30-59 days past due	$13	$101	$872	$1,057	$360	$—	$3	$2,406
60-89 days past due	390	—	—	—	—	—	—	390
90 days or more past due [1]	29	140	10,292	—	—	—	—	10,461
Total past due	432	241	11,164	1,057	360	—	3	13,257
Current	150,464	328,319	1,225,469	70,437	86,434	113,479	67,104	2,041,706
Total loans [1]	$150,896	$328,560	$1,236,633	$71,494	$86,794	$113,479	$67,107	$2,054,963
Non-accrual loans [2]	$2,220	$416	$3,045	$—	$473	$—	$141	$6,295
Non-accrual loans with no allowance	$—	$416	$872	$—	$473	$—	$141	$1,902
December 31, 2023
30-59 days past due	$2,991	$618	$—	$—	$43	$83	$195	$3,930
60-89 days past due	69	—	2,204	—	—	—	1	2,274
90 days or more past due [1]	1,311	149	—	—	—	—	—	1,460
Total past due	4,371	767	2,204	—	43	83	196	7,664
Current	149,379	332,414	1,217,181	99,164	82,044	118,425	67,449	2,066,056
Total loans [1]	$153,750	$333,181	$1,219,385	$99,164	$82,087	$118,508	$67,645	$2,073,720
Non-accrual loans [2]	$4,008	$434	$3,081	$—	$469	$—	$—	$7,992
Non-accrual loans with no allowance	$1,311	$434	$877	$—	$469	$—	$—	$3,091
1 There was one non-owner occupied commercial real estate loan 90 days past due and accruing interest as of March 31, 2024 that has been in extended renewal negotiations, but it is well-secured and expected to be restored to a current payment status in the near future. There were no non-performing loans over 90 days past due and accruing interest as of December 31, 2023.
2 None of the non-accrual loans as of March 31, 2024 or December 31, 2023 were earning interest on a cash or accrual basis. We reversed $10 thousand in accrued interest income for loans that were placed on non-accrual status during the three months ended March 31, 2024. We reversed accrued interest income of $16 thousand for loans that were placed on non-accrual status during the three months ended March 31, 2023.

Collateral Dependent Loans

The following table presents the amortized cost basis of individually analyzed collateral-dependent loans, which were all on non-accrual status, by portfolio class at March 31, 2024 and December 31, 2023.

	Amortized Cost by Collateral Type
(in thousands)	Commercial Real Estate	Residential Real Estate	Blanket Lien	Other	Total [1]	Allowance for Credit Losses
March 31, 2024
Commercial real estate, owner-occupied	$416	$—	$—	$—	$416	$—
Commercial real estate, non-owner occupied	3,046	—	—	—	3,046	496
Home equity	—	473	—	—	473	—
Installment and other consumer	—	—	—	141	141	—
Total	$3,462	$473	$—	$141	$4,076	$496
December 31, 2023
Commercial and industrial	$1,311	$—	$—	$—	$1,311	$—
Commercial real estate, owner-occupied	434	—	—	—	434	—
Commercial real estate, non-owner occupied	3,081	—		—	3,081	408
Home equity	—	469	—	—	469	—
Total	$4,826	$469	$—	$—	$5,295	$408
1 There were no collateral-dependent residential real estate mortgage loans in process of foreclosure or in substance repossessed at March 31, 2024 and December 31, 2023. The weighted average loan-to-value of real estate secured collateral dependent loans was approximately 82% at March 31, 2024 and 70% at December 31, 2023.

Loan Modifications to Borrowers Experiencing Financial Difficulty

The following table summarizes the amortized cost of loans as of March 31, 2024 that were modified during the three months ended March 31, 2024 by portfolio class and type of modification granted. There were no modifications of loans during the three months ended March 31, 2023 requiring disclosure.
Page-19

(in thousands)	Term Extension	Percent of Portfolio Class Total
Three months ended March 31, 2024
Commercial and industrial	$2,191	1.5%
Home equity	82	0.1%
Total	$2,273

As of March 31, 2024, there were no unfunded loan commitments for loans that were modified during the period presented.

The following table summarizes the financial effect of loan modifications presented in the table above during the three months ended March 31, 2024 by portfolio class.

(in thousands)	Weighted-Average Term Extension (in years)
Three months ended March 31, 2024
Commercial and industrial	0.3
Home equity	15.0

The loan modifications did not significantly impact the determination of the allowance for credit losses on loans during the three months ended March 31, 2024.

The Bank closely monitors the performance of the modified loans to understand the effectiveness of its modification efforts. The following table summarizes the amortized cost and payment status of loans as of March 31, 2024 that were modified during the three months ended March 31, 2024 by portfolio class.

(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Non-Accrual
Three months ended March 31, 2024
Commercial and industrial	$2,191	$—	$—	$—	$2,191	$2,191
Home equity	82	—	—	—	82	82
Total	$2,273	$—	$—	$—	$2,273	$2,273

There were no loans that defaulted (fully or partially charged-off or became 90 days or more past due) that were modified during the three months ended March 31, 2024.

Allocation of the Allowance for Credit Losses on Loans

The following table presents the details of the allowance for credit losses on loans segregated by loan portfolio class as of March 31, 2024 and December 31, 2023.

Allocation of the Allowance for Credit Losses on Loans
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, non-owner occupied	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
March 31, 2024
Modeled expected credit losses	$940	$1,326	$7,744	$119	$559	$670	$655	$—	$12,013
Qualitative adjustments	628	1,174	6,767	1,163	68	22	265	2,049	12,136
Specific allocations	159	—	1,193	—	—	—	—	—	1,352
Total	$1,727	$2,500	$15,704	$1,282	$627	$692	$920	$2,049	$25,501
December 31, 2023
Modeled expected credit losses	$897	$1,270	$7,380	$185	$482	$619	$634	$—	$11,467
Qualitative adjustments	622	1,205	6,327	1,647	70	33	342	2,038	12,284
Specific allocations	193	1	1,226	—	—	1	—	—	1,421
Total	$1,712	$2,476	$14,933	$1,832	$552	$653	$976	$2,038	$25,172

Page-20

Allowance for Credit Losses on Loans Rollforward

The following table discloses activity in the allowance for credit losses on loans for the periods presented.

Allowance for Credit Losses on Loans Rollforward
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, non-owner occupied	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
Three months ended March 31, 2024
Beginning balance	$1,712	$2,476	$14,933	$1,832	$552	$653	$976	$2,038	$25,172
(Reversal) Provision	19	24	771	(550)	75	39	(39)	11	350
(Charge-offs)	(4)	—	—	—	—	—	(17)	—	(21)
Recoveries	—	—	—	—	—	—	—	—	—
Ending balance	$1,727	$2,500	$15,704	$1,282	$627	$692	$920	$2,049	$25,501
Three months ended March 31, 2023
Beginning balance	$1,794	$2,487	$12,676	$1,937	$558	$595	$868	$2,068	$22,983
Provision (Reversal)	147	153	25	74	(20)	(18)	25	(36)	350
(Charge-offs)	(3)	—	—	—	—	—	(11)	—	(14)
Recoveries	3	—	—	8	—	—	—	—	11
Ending balance	$1,941	$2,640	$12,701	$2,019	$538	$577	$882	$2,032	$23,330

Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $1.299 billion and $1.288 billion at March 31, 2024 and December 31, 2023, respectively. In addition, we pledge eligible TIC loans, which totaled $108.5 million and $110.4 million at March 31, 2024 and December 31, 2023, respectively, to secure our borrowing capacity with the Federal Reserve Bank ("FRB"). For additional information, see Note 6, Borrowings.

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

The following table shows changes in net loans to related parties for each of the three years ended March 31, 2024.
Related party loans totaled $5.8 million as of both March 31, 2024 and December 31, 2023. In addition, undisbursed commitments to related parties totaled $212 thousand as of both March 31, 2024 and December 31, 2023.

Note 6: Borrowings and Other Obligations

Federal Home Loan Bank: The Bank had lines of credit with the FHLB totaling $951.2 million and $1.009 billion as of March 31, 2024 and December 31, 2023, respectively, based on eligible collateral of certain loans and investment securities.

Federal Funds Lines of Credit: The Bank had unsecured lines of credit with correspondent banks for overnight borrowings totaling $125.0 million and $135.0 million as of March 31, 2024 and December 31, 2023, respectively.  In general, interest rates on these lines approximate the federal funds target rate.

Federal Reserve Bank: The Bank had a line of credit through the Discount Window at the Federal Reserve Bank of San Francisco ("FRBSF") totaling $350.0 million as of March 31, 2024, secured by investment securities and residential loans. As of December 31, 2023, the Bank had a line of credit through the Discount Window totaling $64.0 million, secured by residential loans, and a $270.2 million line under the Federal Reserve's temporary Bank Term Funding Program ("BTFP") based on the par values of pledged investment securities. When the BTFP program ended on March 11, 2024, the investment securities were used to collateralize borrowings through the Discount Window.

Page-21

Other Obligations: Finance lease liabilities totaling $260 thousand and $298 thousand as of March 31, 2024 and December 31, 2023, respectively, are included in borrowings and other obligations in the consolidated statements of condition. Refer to Note 8, Commitments and Contingencies, for additional information.

The carrying values and weighted average interest rates on borrowings and other obligations as of March 31, 2024 and December 31, 2023 are summarized in the following table.

	March 31, 2024		December 31, 2023
(dollars in thousands)	Carrying Value	Weighted Average Rate	Carrying Value	Weighted Average Rate
FHLB short-term borrowings	$—	—%	$—	—%
Federal funds lines of credit	—	—%	—	—%
FRBSF federal funds purchased	—	—%	—	—%
FRBSF short-term borrowings under the BTFP	—	—%	26,000	5.30%
Other obligations (finance leases)	260	2.14%	298	1.88%
Total borrowings and other obligations	$260	2.14%	$26,298	5.26%

Note 7:  Stockholders' Equity

Dividends

On January 25, 2024, Bancorp declared a $0.25 per share cash dividend, paid February 15, 2024 to shareholders of record at the close of business on February 8, 2024. Subsequent to quarter end on April 25, 2024, Bancorp declared a $0.25 per share cash dividend, payable on May 16, 2024 to shareholders of record at the close of business on May 9, 2024.

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

Page-22

Stock options and restricted stock may be net settled in a cashless exercise by a reduction in the number of shares otherwise deliverable upon exercise or vesting in satisfaction of the exercise payment and/or applicable tax withholding requirements. Shares withheld under net settlement arrangements are available for future grants. The table below depicts the total number of shares, amount, and weighted average price withheld for cashless exercises for the periods presented.

	Three Months Ended
	March 31, 2024	March 31, 2023
Number of shares withheld	3,338	2,847
Total amount withheld (in thousands)	$55	$82
Weighted-average price	$16.62	$28.74

Share Repurchase Program

On July 21, 2023, the Board of Directors approved the adoption of Bancorp's new share repurchase program for up to $25.0 million and expiring on July 31, 2025. There have been no repurchases to date in 2024 or in 2023.
.

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

The contractual amount of unfunded loan commitments and standby letters of credit not reflected in the consolidated statements of condition are as follows:

(in thousands)	March 31, 2024	December 31, 2023
Commercial lines of credit	$250,602	$259,989
Revolving home equity lines	216,387	218,935
Undisbursed construction loans	10,176	13,943
Personal and other lines of credit	9,132	9,136
Standby letters of credit	3,147	3,147
Total unfunded loan commitments and standby letters of credit	$489,444	$505,150

We record an allowance for credit losses on unfunded loan commitments at the balance sheet date based on estimates of the probability that these commitments will be drawn upon according to historical utilization experience of the different types of commitments and expected loss rates determined for pooled funded loans. The allowance for credit losses on unfunded commitments totaled $1.1 million at both March 31, 2024 and December 31, 2023, which is included in interest payable and other liabilities in the consolidated statements of condition. There was no provision for credit losses on unfunded loan commitments in the first quarter of 2024. The $174 thousand reversal of the provision for credit losses on unfunded loan commitments in the first quarter of 2023 was due primarily to a $37.4 million decrease in total unfunded commitments.

Leases

We lease premises under long-term non-cancelable operating leases with remaining terms of 30 days to 18 years, 5 months, most of which include escalation clauses and one or more options to extend the lease term, and some of
Page-23

which contain lease termination clauses. Lease terms may include certain renewal options that were considered reasonably certain to be exercised.

We lease certain equipment under finance leases with initial terms of 3 years to 5 years. The equipment finance leases do not contain renewal options, bargain purchase options or residual value guarantees.

The following table shows the balances of operating and finance lease right-of-use assets and lease liabilities.

(in thousands)	March 31, 2024	December 31, 2023
Operating leases:
Operating lease right-of-use assets	$21,553	$20,316
Operating lease liabilities	$24,150	$22,906
Finance leases:
Finance lease right-of-use assets	$608	$608
Accumulated amortization	(356)	(319)
Finance lease right-of-use assets, net[1]	$252	$289
Finance lease liabilities [2]	$260	$298
[1] Included in premises and equipment in the consolidated statements of condition.
[2] Included in borrowings and other obligations in the consolidated statements of condition.

The following table shows supplemental disclosures of noncash investing and financing activities for the periods presented.

	Three months ended
(in thousands)	March 31, 2024	March 31, 2023
Right-of-use assets obtained in exchange for operating lease liabilities	$2,417	$—

The following table shows components of operating and finance lease cost.

	Three months ended
(in thousands)	March 31, 2024	March 31, 2023
Operating lease cost [1]	$1,318	$1,610
Finance lease cost:
Amortization of right-of-use assets [2]	$37	$37
Interest on finance lease liabilities [3]	1	2
Total finance lease cost	$38	$39
Total lease cost	$1,356	$1,649
[1] Included in occupancy and equipment expense in the consolidated statements of comprehensive income.
[2] Included in depreciation and amortization in the consolidated statements of comprehensive income.
[3] Included in interest on borrowings and other obligations in the consolidated statements of comprehensive income.

The following table shows the future minimum lease payments, weighted average remaining lease terms, and weighted average discount rates under operating and finance lease arrangements as of March 31, 2024. The discount rates used to calculate the present value of lease liabilities were based on the collateralized FHLB borrowing rates that were commensurate with lease terms and minimum payments on the lease commencement date.

(in thousands)	March 31, 2024
Year	Operating Leases	Finance Leases
2024	$3,630	$117
2025	4,295	108
2026	3,561	37
2027	3,291	5
2028	2,910	—
Thereafter	9,856	—
Total minimum lease payments	27,543	267
Amounts representing interest (present value discount)	(3,393)	(7)
Present value of net minimum lease payments (lease liability)	$24,150	$260
Weighted average remaining term (in years)	8.0	2.0
Weighted average discount rate	2.72%	2.14%
Page-24

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

On July 7, 2023, the Bank entered into various interest rate swap agreements with notional values totaling $101.8 million split evenly between terms of 2.5 and 3.0 years to hedge balance sheet interest rate sensitivity and protect certain of our fixed rate available-for-sale securities against changes in fair value related to changes in the benchmark interest rate. The interest rate swaps involve the receipt of floating rate interest from a counterparty in exchange for us making fixed-rate interest payments over the lives of the agreements, without the exchange of the underlying notional values. The transactions were designated as partial term fair value hedges and structured such that the changes in the fair value of the interest rate swaps are expected to be perfectly effective in offsetting the changes in the fair value of the hedged items attributable to changes in the SOFR OIS swap rate, the designated benchmark interest rate. Because the hedges met the criteria for using the shortcut method, there is no need to periodically reassess effectiveness during the term of the hedges. For fair value designated hedges, the gains or losses on the hedging instruments as well as the offsetting loss or gain on the hedged items, are recognized in current earnings as their fair values change.

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

Page-25

Information on our derivatives follows:

	Asset derivatives		Liability derivatives
(in thousands)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Available-for-sale securities:
Interest rate swaps - notional amount	$—	$—	$101,770	$101,770
Interest rate swaps - fair value[1]	$—	$—	$142	$1,359
Loans receivable:
Interest rate contracts - notional amount	$8,366	$6,441	$—	$2,157
Interest rate contracts - fair value[1]	$400	$287	$—	$2
1 Refer to Note 3, Fair Value of Assets and Liabilities, for valuation methodology.

The following table presents the carrying amount and associated cumulative basis adjustment related to the application of fair value hedge accounting that is included in the carrying amount of hedged assets as of March 31, 2024 and December 31, 2023.

	Carrying Amounts of Hedged Assets		Cumulative Amounts of Fair Value Hedging Adjustments Included in the Carrying Amounts of the Hedged Assets
(in thousands)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Available-for-sale securities [1]	$108,125	$107,181	$(142)	$(1,359)
Loans receivable [2]	$7,841	$8,183	$(478)	$(367)
[1] Carrying value equals the amortized cost basis of the securities underlying the hedge relationship, which is the book value net of the fair value hedge adjustment. Amortized cost excludes accrued interest totaling $233 thousand and $222 thousand as of March 31, 2024 and December 31, 2023, respectively.

[2] Carrying value equals the amortized cost basis of the loans underlying the hedge relationship, which is the loan balance net of deferred loan origination fees and cost and the fair value hedge adjustment. Amortized cost excludes accrued interest, which was not material.

The following table presents the pretax net gains (losses) recognized in interest income related to our fair value hedges for the years presented.

	Three months ended
(in thousands)	March 31, 2024	March 31, 2023
Interest on investment securities [1]
Increase in fair value of interest rate swaps hedging available-for-sale securities	$1,217	$—
Hedged interest earned	206	—
Decrease in carrying value included in the hedged available-for-sale securities	(1,217)	—
Net gain (loss) recognized in interest income on investment securities	$206	$—
Interest and fees on loans [1]
Increase (decrease) in fair value of interest rate swaps hedging loans receivable	$115	$(221)
Hedged interest earned	54	51
(Decrease) increase in carrying value included in the hedged loans	(110)	221
Decrease in value of yield maintenance agreement	(2)	(2)
Net gain recognized in interest income on loans	$57	$49
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
Page-26

Offsetting of Financial Assets and Derivative Assets
		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in
	Gross Amounts	Offset in the	Assets Presented	the Statements of Condition
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Assets[1]	Condition	of Condition[1]	Instruments	Received	Net Amount
March 31, 2024
Counterparty	$400	$—	$400	$—	$—	$400
Total	$400	$—	$400	$—	$—	$400
December 31, 2023
Counterparty	$287	$—	$287	$—	$—	$287
Total	$287	$—	$287	$—	$—	$287

Offsetting of Financial Liabilities and Derivative Liabilities
		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in
	Gross Amounts	Offset in the	Assets Presented	the Statements of Condition
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Assets[1]	Condition	of Condition[1]	Instruments	Received	Net Amount
March 31, 2024
Counterparty	142	—	142	(142)	—	—
Total	$142	$—	$142	$(142)	$—	$—
December 31, 2023
Counterparty	$1,361	$—	$1,361	$(287)	$(330)	$744
Total	$1,361	$—	$1,361	$(287)	$(330)	$744
1 Amounts exclude accrued interest on swaps.
For more information on how we account for our interest rate swaps, refer to Note 1 to the Consolidated Financial Statements included in our 2023 Form 10-K filed with the SEC on March 14, 2024.
Page-27

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion of the financial condition and results of operations, which is unaudited, should be read in conjunction with the related unaudited consolidated financial statements in this Form 10-Q and with the audited consolidated financial statements and accompanying notes included in our 2023 Annual Report on Form 10-K. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

Forward-Looking Statements

The discussion of financial results in this Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "1933 Act") and Section 21E of the Securities Exchange Act of 1934, as amended, (the "1934 Act"). Those sections of the 1933 Act and 1934 Act provide a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their financial performance so long as they provide meaningful, cautionary statements identifying important factors that could cause actual results to differ significantly from projected results.

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

Forward-looking statements are based on management's current expectations regarding economic, legislative, and regulatory issues that may impact Bancorp's earnings in future periods. Factors that could cause future results to vary materially from current management expectations include, but are not limited to, general economic conditions and the economic uncertainty in the United States and abroad, including economic or other disruptions to financial markets caused by acts of terrorism, wars or other conflicts, impacts from inflation, supply chain disruptions, changes in interest rates (including the actions taken by the Federal Reserve to control inflation), California's unemployment rate, deposit flows, real estate values, and expected future cash flows on loans and securities; the impact of adverse developments at other banks, including bank failures, that impact general sentiment regarding the stability and liquidity of banks; costs or effects of acquisitions; competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; natural disasters (such as wildfires and earthquakes in our area); adverse weather conditions; interruptions of utility service in our markets for sustained periods; and other economic, competitive, governmental, regulatory and technological factors (including external fraud and cybersecurity threats) affecting our operations, pricing, products and services; and successful integration of acquisitions.

Important factors that could cause results or performance to differ materially from those expressed in our prior forward-looking statements are detailed in ITEM 1A, Risk Factors section of our 2023 Form 10-K as filed with the SEC, and ITEM 1A Risk Factors herein. Forward-looking statements speak only as of the date they are made. Bancorp undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events.

Critical Accounting Estimates

Critical accounting estimates are those estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation and uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. We consider accounting estimates to be critical to our financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain, (ii) management could have applied different assumptions during the reported period, and (iii) changes in the accounting estimate are reasonably likely to occur in the future and could have a material impact on our financial statements. Our critical estimates include: Allowance for Credit Losses on Loans and Unfunded Commitments, Fair Value Measurements, and Goodwill.

Page-28

Goodwill

Goodwill arises from the acquisition method of accounting for business combinations and represents the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Our annual impairment assessment is performed in the fourth quarter. However, with triggering events occurring in the first quarter of 2024, including a persistent depressed stock price as a result of changes in macroeconomic conditions, market volatility resulting from rising interest rates and the failure of several regional banks in 2023, coupled with a revised five-year strategic forecast for the Bank, we performed a quantitative assessment in the first quarter of 2024, similar to the analysis performed in fourth quarter 2023. The results of this assessment indicated the value of goodwill was not impaired as of March 31, 2024. For a detailed discussion of goodwill accounting and impairment assessment methodology, refer to Note 1, Summary of Significant Accounting Policies, and the Critical Accounting Estimates section of our 2023 Form 10-K filed with the SEC on March 14, 2024.

Executive Summary
We generated earnings of $2.9 million for the first quarter of 2024, compared to $610 thousand for the fourth quarter of 2023 and $9.4 million for the first quarter of 2023. Diluted earnings per share were $0.18 for the first quarter of 2024, compared to $0.04 for the preceding quarter and $0.59 for the same quarter a year ago. Net interest margin compression due to the rapid rise in interest rates this cycle is clearly evident in the comparison of 2024 and 2023 first quarter earnings. In addition, prior quarter results reflected a $5.9 million pretax loss from balance sheet restructuring.

The following are highlights of our operating and financial performance for the periods presented. Additional performance details can be found in the pages that follow.

•The first quarter tax-equivalent net interest margin stabilized at 2.50% from 2.53% the previous quarter. Climbing deposit rates continued to put pressure on the margin this quarter. While the average cost of deposits increased 23 basis points to 1.38% in the first quarter compared to a 21 basis point increase in the prior quarter, monthly trends since January show a clear slow down in the pace of increase. Although we reduced borrowings to zero and gained ground in higher yields on loans, the overall average earning asset balances decreased, limiting the positive impact on the margin.

•A $350 thousand provision for credit losses on loans in the first quarter, compared to a provision of $1.3 million in the previous quarter, brought the allowance for credit losses to 1.24% of total loans, compared to 1.21% as of December 31, 2023.

•Non-accrual loans declined to 0.31% of total loans at quarter end, from 0.39% at December 31, 2023, and net charge-offs were minimal. Classified loans increased to 2.67% of total loans from 1.56% last quarter, which we believe evidences our diligent monitoring of customers impacted by current economic conditions.

•Loan balances of $2.055 billion as of March 31, 2024, were relatively stable from $2.074 billion as of December 31, 2023, reflecting originations of $12.4 million and payoffs of $21.8 million. During the quarter, interest rates on loan originations averaged approximately 266 basis points above those that paid off. Loan amortization from scheduled repayments, partially offset by a net increase in utilization of credit lines was $9.4 million during the quarter.

•Total deposits of $3.284 billion as of March 31, 2024, were essentially flat, compared to $3.290 billion as of December 31, 2023. Non-interest bearing deposits increased $2.5 million representing 44.0% of total deposits as of March 31, 2024, compared to 43.8% as of December 31, 2023.

•Total borrowings was reduced to zero representing a $26.0 million decrease from December 31, 2023 and a $97.5 million quarter-over-quarter decrease in average balances, resulting in a $1.3 million decline in interest expense. Net available funding sources of $1.905 billion provided 208% coverage of an estimated $915.4 million in uninsured deposits, representing only 28% of total deposits at March 31, 2024.

•Return on average assets ("ROA") was 0.31% for the first quarter of 2024, compared to 0.06% for the fourth quarter of 2023, and return on average equity ("ROE") was 2.70%, compared to 0.57% for the prior quarter. The efficiency ratio for the first quarter of 2024 was 83.18%, compared to 91.94% for the prior quarter.
Page-29

•Bancorp's and the Bank's total risk-based capital ratios increased during the quarter to 17.05% and 16.71%, respectively, as of March 31, 2024, well above regulatory requirements. Bancorp's tangible common equity to tangible assets ("TCE ratio") increased to 9.76% as of March 31, 2024, and the Bank's TCE ratio was 9.53%, consistent with prior quarter. While we do not intend to sell our held-to-maturity securities, the TCE ratio, net of after-tax unrealized losses on held-to-maturity securities as if the losses were realized was 7.67% as of March 31, 2024, compared to 7.80% as of December 31, 2023 (refer to the discussion and reconciliation of this non-GAAP financial measure in the section below entitled Statement Regarding Use of Non-GAAP Financial Measures).

•The Bank optimized its facilities by consolidating two commercial banking offices, closing the San Mateo office in April 2024. We expect the combination of both personnel and facilities pre-tax savings to total approximately $650 thousand in 2024 and $800 thousand in 2025. These savings will be deployed to self-fund talent acquisition aimed at loan growth initiatives.

•The Board of Directors declared a cash dividend of $0.25 per share on April 25, 2024, which represents the 76th consecutive quarterly dividend paid by Bancorp. The dividend is payable on May 16, 2024, to shareholders of record at the close of business on May 9, 2024.

Page-30

RESULTS OF OPERATIONS

Highlights of the financial results are presented in the following tables:

	Three months ended
(dollars in thousands, except per share data)	March 31, 2024	December 31, 2023	March 31, 2023
Selected operating data:
Net interest income	$22,694	$24,264	$29,899
Provision for credit losses on loans	350	1,300	350
Reversal of credit losses on unfunded loan commitments	—	—	(174)
Non-interest income	2,754	(3,283)	2,935
Non-interest expense	21,169	19,289	19,780
Net income	2,922	610	9,440
Net income per common share:
Basic	$0.18	$0.04	$0.59
Diluted	$0.18	$0.04	$0.59
Performance and other financial ratios:
Return on average assets	0.31%	0.06%	0.92%
Return on average equity	2.70%	0.57%	9.12%
Tax-equivalent net interest margin	2.50%	2.53%	3.04%
Cost of deposits	1.38%	1.15%	0.20%
Cost of funds	1.38%	1.27%	0.49%
Efficiency ratio	83.18%	91.94%	60.24%
Net charge-offs (recoveries)	$21	$387	$3
Cash dividend payout ratio on common stock [1]	138.89%	625.00%	42.37%

(dollars in thousands, except per share data)	March 31, 2024	December 31, 2023
Selected financial condition data:
Total assets	$3,767,176	$3,803,903
Investment securities	1,451,433	1,477,226
Loans, net	2,029,462	2,048,548
Deposits	3,284,102	3,290,075
Short-term borrowings and other obligations	260	26,298
Stockholders' equity	436,680	439,062
Book value per share	26.81	27.17
Asset quality ratios:
Allowance for credit losses on loans to total loans	1.24%	1.21%
Allowance for credit losses on loans to non-performing loans	4.05x	3.15x
Non-accrual loans to total loans	0.31%	0.39%
Capital ratios:
Equity to total assets ratio	11.59%	11.54%
Tangible common equity to tangible assets	9.76%	9.73%
Total capital (to risk-weighted assets)	17.05%	16.89%
Tier 1 capital (to risk-weighted assets)	16.05%	15.91%
Tier 1 capital (to average assets)	10.92%	10.46%
Common equity Tier 1 capital (to risk weighted assets)	16.05%	15.91%
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

	Three months ended			Three months ended			Three months ended
	March 31, 2024			December 31, 2023			March 31, 2023
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning deposits with banks [1]	$23,439	$321	5.42%	$84,864	$1,170	5.40%	$4,863	$56	4.58%
Investment securities [2,3]	1,529,985	8,880	2.32%	1,625,084	9,368	2.31%	1,851,743	10,194	2.20%
Loans [1,3,4,5]	2,067,431	25,130	4.81%	2,072,654	25,081	4.73%	2,121,718	24,415	4.60%
Total interest-earning assets [1]	3,620,855	34,331	3.75%	3,782,602	35,619	3.68%	3,978,324	34,665	3.49%
Cash and non-interest-bearing due from banks	35,302			35,572			39,826
Bank premises and equipment, net	7,708			8,027			8,396
Interest receivable and other assets, net	147,405			128,587			137,114
Total assets	$3,811,270			$3,954,788			$4,163,660
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$215,001	$261	0.49%	$228,168	$278	0.48%	$272,353	$254	0.38%
Savings accounts	230,133	371	0.65%	245,712	322	0.52%	329,299	170	0.21%
Money market accounts	1,150,637	8,449	2.95%	1,105,286	7,188	2.58%	952,479	1,085	0.46%
Time accounts including CDARS	264,594	2,280	3.47%	244,661	1,991	3.23%	126,030	223	0.72%
Borrowings and other obligations [1]	7,323	91	4.93%	104,855	1,380	5.15%	222,571	2,716	4.88%
Total interest-bearing liabilities	1,867,688	11,452	2.47%	1,928,682	11,159	2.30%	1,902,732	4,448	0.95%
Demand accounts	1,458,686			1,556,437			1,792,998
Interest payable and other liabilities	48,923			48,322			48,233
Stockholders' equity	435,973			421,347			419,697
Total liabilities & stockholders' equity	$3,811,270			$3,954,788			$4,163,660
Tax-equivalent net interest income/margin [1]		$22,879	2.50%		$24,460	2.53%		$30,217	3.04%
Reported net interest income/margin [1]		$22,694	2.48%		$24,264	2.51%		$29,899	3.01%
Tax-equivalent net interest rate spread			1.28%			1.38%			2.54%

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

[3] Yields and interest income on tax-exempt securities and loans are presented on a taxable-equivalent basis using the Federal statutory rate of 21 percent.

[4] Average balances on loans outstanding include non-performing loans. The amortized portion of net loan origination fees is included in interest income on loans, representing an adjustment to the yield.

[5] Net loan origination costs in interest income totaled $375 thousand, $324 thousand, and $190 thousand for the three months ended March 31, 2024, December 31, 2023 and March 31, 2023, respectively.

The following table presents the effects of changes in average balances (volume) or changes in average rates on tax-equivalent net interest income for the periods indicated. Volume variances are equal to the increase or
Page-32

decrease in average balances multiplied by prior period rates. Rate variances are equal to the increase or decrease in rates multiplied by prior period average balances. Mix variances are attributable to the change in yields or rates multiplied by the change in average balances, including one day less in the three months ended March 31, 2024, compared to the three months ended December 31, 2023 and one day more in the three months ended March 31, 2024, compared to the same period in 2023.

	Three months ended March 31, 2024 compared to three months ended December 31, 2023				Three months ended March 31, 2024 compared to three months ended March 31, 2023
(in thousands)	Volume	Yield/Rate	Mix	Total	Volume	Yield/Rate	Mix	Total
Interest-earning deposits with banks	$(847)	$5	$(7)	$(849)	$214	$10	$41	$265
Investment securities [1]	(548)	64	(4)	(488)	(1,771)	553	(96)	(1,314)
Loans [1]	(63)	390	(278)	49	(625)	1,092	248	715
Total interest-earning assets	(1,458)	459	(289)	(1,288)	(2,182)	1,655	193	(334)
Interest-bearing transaction accounts	(16)	3	(4)	(17)	(53)	73	(13)	7
Savings accounts	(20)	78	(9)	49	(51)	355	(103)	201
Money market accounts	295	1,017	(51)	1,261	226	5,832	1,306	7,364
Time accounts, including CDARS	162	141	(14)	289	245	851	961	2,057
Borrowings and other obligations	(1,284)	(63)	58	(1,289)	(2,627)	20	(18)	(2,625)
Total interest-bearing liabilities	(863)	1,176	(20)	293	(2,260)	7,131	2,133	7,004
Changes in tax-equivalent net interest income	$(595)	$(717)	$(269)	$(1,581)	$78	$(5,476)	$(1,940)	$(7,338)
[1] Yields and interest income on tax-exempt securities and loans are presented on a taxable-equivalent basis using the federal statutory rate of 21%.
First Quarter of 2024 Compared to the Fourth Quarter of 2023

Net interest income totaled $22.7 million for the first quarter of 2024, compared to $24.3 million for the prior quarter. The $1.6 million decrease from the prior quarter was primarily related to an increase of $1.6 million in interest expense on deposits and a decrease of $1.3 million in interest on cash and investments. These were partially offset by a $1.3 million decrease in borrowing costs. Quarter-over-quarter, average interest-bearing deposit balances increased by $36.5 million to $1.860 billion, raising the cost of total deposits by 23 basis points to 1.38%. Average borrowings and other obligations decreased by $97.5 million to $7.3 million, and average investment security balances were down a similar amount.

The tax-equivalent net interest margin was 2.50% for the first quarter of 2024, compared to 2.53% for the prior quarter. The higher cost of deposits reduced the margin by 23 basis points, while higher loan yields added 15 basis points. The effect of lower wholesale borrowing balances, partially offset by lower interest-earning deposits with banks, added 5 basis points.

First Quarter of 2024 Compared to the First Quarter of 2023

Net interest income totaled $22.7 million for the three months ended March 31, 2024, compared to $29.9 million for the same period in the prior year. The $7.2 million decrease from the prior year was primarily due to a higher cost of deposits totaling $9.6 million, partially offset by lower borrowing costs of $2.6 million.

The tax-equivalent net interest margin was 2.50% for the three months ended March 31, 2024, compared to 3.04% for the same period in the prior year. The decrease was primarily attributed to higher deposit costs, reducing the margin by 107 basis points, partially offset by higher yields on loans, adding 29 basis points, and decreases in borrowings contributing 26 basis points.

Market Interest Rates

Market interest rates are, in part, based on the target federal funds interest rate (the interest rate banks charge each other for short-term borrowings) implemented by the Federal Reserve Open Market Committee ("FOMC").

In response to the evolving risks to economic activity caused by the COVID-19 pandemic, the FOMC made two emergency federal funds rate cuts totaling 150 basis points in March 2020. The federal funds rate range remained between 0.0% and 0.25% through the beginning of 2022, putting downward pressure on our asset yields and net interest margin. Beginning in March 2022, the FOMC began successive increases to the federal funds rate due to evolving inflation risks, international political unrest, and oil and other supply chain disruptions. As a result of seven
Page-33

rate adjustments during 2022, the federal funds target rate range increased to between 4.25% and 4.50% at year-end 2022 and our net interest margin increased gradually over the course of the year. In 2023, on each of February 1st, March 22nd, May 3rd, and July 26th, the FOMC increased the target rate by 25 basis points to a range of 5.25% to 5.50%. Rising interest rates resulted in rapid increases in the cost of funds through rising deposit costs and increased average borrowings, putting pressure on the net interest margin. Federal Reserve policymakers continue to monitor inflation and economic developments and are considering rate changes during the balance of 2024. See ITEM 3. Quantitative and Qualitative Disclosure about Market Risk for further information.

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

The following table shows the activity for the periods presented.

	Three months ended
(dollars in thousands)	March 31, 2024	December 31, 2023	March 31, 2023
Provision for credit losses on loans	$350	$1,300	$350

We recorded a $350 thousand provision for credit losses on loans in the first quarter. The provision was due primarily to adjustments to certain qualitative risk factors to account for continued negative trends in adversely graded loans for our non-owner occupied commercial real estate and commercial and industrial portfolios, adjustments to the discounted cash flow modeling assumptions related to estimated default timing, and a slight increase in Moody's Analytics' Baseline Forecast of California's unemployment rates, partially offset by the impact of a decrease in pooled loans and changes in loan mix.

We recorded a $1.3 million provision for credit losses on loans in the fourth quarter. The provision was due primarily to an increase in specific allowances related to a few loans that exhibited certain credit risk characteristics over time that were not indicative of pooled loans. Of the specific allowances, a portion was related to two loans with existing substandard risk ratings and collateral valuation issues caused by persistently higher than average vacancy rates. In addition, a portion was related to two loans that were placed on non-accrual status during the fourth quarter, where the estimated credit losses were derived using either discounted expected cash flows or adjusted collateral values and loss rates. A large portion of these specific allowances was previously recognized in the quantitative and qualitative estimated credit losses for pooled loans and shifted to the allowance for individually evaluated loans in the fourth quarter. Other elements of the provision included a $406 thousand loss on the note sale of a loan to an unrelated third party that was charged to the allowance concurrent with the sale, a decrease in loans, and a stable California unemployment rate forecast for the next four quarters. Net adjustments to qualitative factors in the fourth quarter did not materially affect the provision.

The provision totaling $350 thousand for the three months ended March 31, 2023 was due primarily to increases in qualitative risk factors to account for continued uncertainty about inflation and recession risks. Management believed that these risk factors were not adequately captured in the modeled quantitative portion of the allowance and took the more prudent approach to account for loan and collateral concentration risks, mainly in our construction and commercial real estate portfolios, and the need for heightened portfolio management in light of economic conditions at that time. In addition, a $19.8 million increase in loans contributed modestly to the provision. These increases were partially offset by the quantitative impact of an improvement in Moody's Analytics' baseline California unemployment rate forecasts at the time.

For more information, refer to Note 5, Loans and Allowance for Credit Losses on Loans, to the consolidated financial statements in this Form 10-Q.

Page-34

Non-interest Income

The following table details the components of non-interest income.

	Three months ended			Quarter over quarter		Year over year
(dollars in thousands)	March 31, 2024	December 31, 2023	March 31, 2023	Amount Change	Percent Change	Amount Change	Percent Change
Wealth management and trust services	$553	$560	511	$(7)	(1.3)%	$42	8.2%
Service charges on deposit accounts	529	522	533	7	1.3%	(4)	(0.8)%
Earnings on bank-owned life insurance, net	435	$364	$705	71	19.5%	(270)	(38.3)%
Debit card interchange fees, net	408	373	447	35	9.4%	(39)	(8.7)%
Dividends on Federal Home Loan Bank stock	377	349	302	28	8.0%	75	24.8%
Merchant interchange fees, net	167	119	133	48	40.3%	34	25.6%
Losses on sale of investment securities, net	—	(5,907)	—	5,907	—%	—	—%
Other income	285	337	304	(52)	(15.4)%	(19)	(6.3)%
Total non-interest income	$2,754	$(3,283)	$2,935	$6,037	(183.9)%	$(181)	(6.2)%

First Quarter of 2024 Compared to the Fourth Quarter of 2023

Non-interest income totaled $2.8 million for the first quarter of 2024, compared to a loss of $3.3 million for the prior quarter. The $6.0 million increase from the prior quarter was primarily attributed to a $5.9 million net loss on sale of available-for-sale investment securities in the prior quarter.

First Quarter of 2024 Compared to the First Quarter of 2023

Non-interest income totaled $2.8 million for the first quarter of 2024, materially unchanged from the same period of the prior year. The $181 thousand decrease from the prior year period was mostly attributable to a decrease in bank-owned life insurance benefit payments due to the recognition of a death benefit in 2023, partially offset by higher dividend rates paid on Federal Home Loan Bank stock and higher wealth management and trust services income in 2024.

Non-interest Expense

The following table details the components of non-interest expense.

	Three months ended			Quarter over quarter		Year over year
(dollars in thousands)	March 31, 2024	December 31, 2023	March 31, 2023	Amount Change	Percent Change	Amount Change	Percent Change
Salaries and related benefits	$12,084	$10,361	$10,930	$1,723	16.6%	$1,154	10.6%
Occupancy and equipment	1,969	1,939	2,414	30	1.5%	(445)	(18.4)%
Professional services	1,078	921	1,123	157	17.0%	(45)	(4.0)%
Data processing	1,070	1,081	1,045	(11)	(1.0)%	25	2.4%
Deposit network fees	845	940	96	(95)	(10.1)%	749	780.2%
Federal Deposit Insurance Corporation insurance	435	454	289	(19)	(4.2)%	146	50.5%
Information technology	402	431	370	(29)	(6.7)%	32	8.6%
Depreciation and amortization	388	393	882	(5)	(1.3)%	(494)	(56.0)%
Directors' expense	317	319	321	(2)	(0.6)%	(4)	(1.2)%
Amortization of core deposit intangible	251	330	345	(79)	(23.9)%	(94)	(27.2)%
Other real estate owned	—	—	4	—	N/A	(4)	(100.0)%
Other non-interest expense
Advertising	296	347	278	(51)	(14.7)%	18	6.5%
Other expense	2,034	1,773	1,683	261	14.7%	351	20.9%
Total other non-interest expense	2,330	2,120	1,961	210	9.9%	369	18.8%
Total non-interest expense	$21,169	$19,289	$19,780	$1,880	9.7%	$1,389	7.0%

Page-35

First Quarter of 2024 Compared to the Fourth Quarter of 2023

Non-interest expense totaled $21.2 million for the first quarter of 2024, compared to $19.3 million for the prior quarter, an increase of $1.9 million. Salaries and related benefits increased $1.7 million largely due to various factors, both in prior and current quarter. Last quarter, profit sharing, supplemental executive retirement plan and stock-based compensation accrual adjustments reduced expenses. In the first quarter of 2024, there were lower deferred loan origination costs, an increase to the 401(k) contribution matching associated with the usual reset and bonus payments at the beginning of the year, and increased salary costs due to new talent acquisition, partially offset by incentive adjustments. In addition, professional services expenses from certain legal, accounting, and consulting costs increased by $157 thousand.

First Quarter of 2024 Compared to the First Quarter of 2023

Non-interest expense totaled $21.2 million for the first quarter of 2024, compared to $19.8 million for the first quarter of 2023, an increase of $1.4 million. Significant fluctuations were as follows:

•Salaries and related benefits increased by $1.2 million largely due to the increase in full time equivalent employees to 330 from 311 at the same time in prior year.

•Deposit network fees increased by $749 thousand as customers sought additional FDIC insurance protection through reciprocal deposit networks.

•These increases were partially offset by decreases in occupancy and equipment and depreciation and amortization expenses of $445 thousand and $494 thousand, respectively, mainly from the acceleration of lease-related costs for branch closures in the first quarter of 2023. Beginning in 2024, the estimated annual pre-tax savings from branch closures are expected to be approximately $1.4 million.

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

The provision for income taxes for the first quarter of 2024 totaled $1.0 million at an effective tax rate of 25.6%, compared to provision reversal of $218 thousand at a negative effective tax rate of (55.6)% in the prior quarter and $3.4 million at an effective tax rate of 26.7% in the same quarter last year. The increase in the provision for income taxes in the first quarter of 2024 reflected higher pre-tax income as compared to the prior quarter. The increase in the effective tax rate in the first quarter of 2024 was primarily due to the tax provision reversal recorded in the prior quarter that primarily resulted from a $5.9 million pre-tax loss on the sale of available-for-sale investment securities. The 110 basis point decrease in the effective tax rate in the first quarter of 2024, as compared to the same quarter a year ago, was primarily due to the larger proportional effect of permanent tax differences on lower pretax income. This decrease was partially offset by a reduction in the tax-exempt interest exclusion (due to a larger IRC Section 291(e) interest expense disallowance), compared to the prior period.

We file a consolidated return in the U.S. federal tax jurisdiction and a combined return in the state of California tax jurisdiction. There were no ongoing federal or state income tax examinations at the time of the issuance of this report. As of March 31, 2024, neither the Bank nor Bancorp had accruals for interest or penalties related to unrecognized tax benefits.

Page-36

FINANCIAL CONDITION SUMMARY

Cash, Cash Equivalents and Restricted Cash

Total cash, cash equivalents and restricted cash were $36.3 million at March 31, 2024, an increase of $5.9 million compared to $30.5 million at December 31, 2023.

Investment Securities

The investment securities portfolio totaled $1.451 billion at March 31, 2024, a decrease of $25.8 million from $1.477 billion at December 31, 2023. The decrease was primarily the result of principal repayments totaling $20.3 million, a $4.6 million increase in pre-tax unrealized losses on available-for-sale investment securities, and $900 thousand in net amortization. Both the available-for-sale and held-to-maturity portfolios are eligible for pledging to FHLB or the Federal Reserve as collateral for borrowings. The portfolios are comprised of high credit quality investments with average effective durations of 4.41 on available-for-sale securities and 5.66 on held-to-maturity securities. Both portfolios generate cash flows monthly from interest, principal amortization and payoffs, which supports the Bank's liquidity. Those cash flows totaled $31.3 million in the first quarter of 2024. See Note 4, Investment Securities, for additional information.

The following table summarizes our investment in obligations of state and political subdivisions at March 31, 2024 and December 31, 2023.

	March 31, 2024			December 31, 2023
(dollars in thousands)	Amortized Cost	Fair Value	% of Total State and Political Subdivisions	Amortized Cost	Fair Value	% of Total State and Political Subdivisions
Within California:
General obligation bonds	$24,165	$19,964	14.8%	$24,191	$20,009	14.7%
Revenue bonds	3,504	2,926	2.1	3,507	2,917	2.1
Total within California	27,669	22,890	16.9	27,698	22,926	16.8
Outside California:
General obligation bonds	108,523	96,700	66.2	108,846	98,139	66.3
Revenue bonds	27,635	24,652	16.9	27,692	25,014	16.9
Total outside California	136,158	121,352	83.1	136,538	123,153	83.2
Total obligations of state and political subdivisions	$163,827	$144,242	100.0%	$164,236	$146,079	100.0%
Percent of investment portfolio	10.8%	10.8%		10.7%	10.7%

Of the total investment in obligations of state and political subdivisions, the largest concentrations outside of California are in Texas (37.1%), Washington (15.3%) and Wisconsin (9.0%). Our investment in obligations issued by municipal issuers in Texas are either guaranteed by the AAA rated Texas Permanent School Fund ("PSF") or backed by revenue sources from essential services (such as utilities and transportation).

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

Page-37

Loans and Credit Quality

During the first three months of 2024, loans decreased by $18.8 million and totaled $2.055 billion as of March 31, 2024, compared to $2.074 billion as of December 31, 2023. Loan originations were $12.4 million for the three months ended March 31, 2024, compared to $53.8 million for the fourth quarter of 2023. While originations were muted, the pipeline has grown, and key opportunistic hires and new compensation plans have already accelerated calling activity, pipeline growth and diversification.

Loan payoffs were $21.8 million for the three months ended March 31, 2024, compared to $50.3 million for the fourth quarter of 2023. The largest portion of payoffs were the result of construction project completions, followed by refinances of loans not meeting our strategic and risk profile standards, and cash payoffs. There was no dominant overlying trend noted in the quarter.

Non-accrual loans totaled $6.3 million, or 0.31% of the loan portfolio, at March 31, 2024, compared to $8.0 million, or 0.39% at December 31, 2023. The $1.7 million decrease resulted from various payoffs and paydowns. Three loan relationships totaling $370 thousand moved to non-accrual status in the first quarter, partially offsetting the decrease. Of the total non-accrual loans as of March 31, 2024 approximately 50% were paying as agreed, with the remaining 50% closely monitored for payments, and 63% were real estate secured.
While Bank of Marin has continued its steadfast conservative underwriting practices and has not changed its credit standards or policies in reaction to current market conditions, our portfolio management and credit teams are exercising heightened awareness of the potential for credit quality weakening. Classified loans totaled $54.8 million as of March 31, 2024, compared to $32.3 million as of December 31, 2023. The increase of $22.5 million was due primarily to a migration of $24.4 million in loans from special mention to substandard risk ratings. The majority of these downgrades were due to protracted issues, therefore, these borrowers' financial conditions merit extra attention and proactive management. The three significant relationships downgraded are of different types and geographies. Two of these are commercial real estate loans that are fully secured and supported with owner-level personal guarantees that have ample liquidity, and we believe there is minimal loss potential in these credits. Only 1% of the additions were on non-accrual status as of March 31, 2024, with 11% of all classified loans on non-accrual status. Excluding the accruing loan over 90 days past due mentioned below, 98% of all classified loans were current on their payments as of March 31, 2024. Additions to classified loans were offset by $2.9 million in payoffs and paydowns.

Accruing loans past due 30 to 89 days totaled $1.9 million as of March 31, 2024, compared to $1.0 million as of December 31, 2023. We had one accruing non-owner-occupied commercial real estate loan over 90 days past due as of March 31, 2024 totaling $8.1 million that has been in extended renewal negotiations, but it is well-secured and expected to be restored to a current payment status in the near future.

Loans designated special mention, which are not considered adversely classified, decreased by $34.3 million to $100.9 million as of March 31, 2024, from $135.2 million as of December 31, 2023. The decrease was largely due to $24.4 million in downgrades from special mention to substandard mentioned above, $10.5 million in upgrades to pass risk ratings, and $1.8 million in net paydowns and payoffs, partially offset by $2.0 million in downgrades from pass risk ratings and $443 thousand in balance increases. Of the loans designated special mention, 98% were real estate secured. All but one of the loans, outside of not-for-profits, are guaranteed by owners or sponsors.

Net charge-offs for the first quarter of 2024 totaled $21 thousand, compared to net charge-offs of $387 thousand for the fourth quarter of 2023. The ratio of allowance for credit losses to total loans was 1.24% at March 31, 2024, compared to 1.21% at December 31, 2023.

For more information, refer to Note 5, Loans and Allowance for Credit Losses on Loans, to the consolidated financial statements in this Form 10-Q.

Liabilities - Deposits and Borrowings

During the first three months of 2024, total liabilities decreased by $34.3 million to $3.330 billion. Deposits totaled $3.284 billion at March 31, 2024, a decrease of $6.0 million, compared to $3.290 billion at December 31, 2023. The Bank had zero outstanding borrowings at March 31, 2024, compared to $26.0 million at December 31, 2023.

Page-38

Non-interest bearing deposits made up 44.0% of total deposits at March 31, 2024, compared to 43.8% at December 31, 2023. Money market balances remained constant at 34.6% and time deposits increased from 7.6% to 8.1% of total deposits with a weighted average rate of 3.17% and average term of six months. Additionally, the Bank's competitive and balanced approach to relationship management and focused outreach supported the addition of nearly 1,200 new accounts during the first quarter, 34% of which were new relationships (excluding new reciprocal accounts).

During the first quarter of 2024, outstanding borrowings decreased by $26.0 million to zero at March 31, 2024, resulting from investment and loan cash flows. Although available as a liquidity source, we have not utilized brokered deposits. Net available funding sources, including unrestricted cash, unencumbered available-for-sale securities, and remaining borrowing capacity was $1.905 billion, or 58% of total deposits and 208% of estimated uninsured and/or uncollateralized deposits as of March 31, 2024.

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

Management reviews capital ratios on a regular basis and produces a five-year capital plan semi-annually to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet our anticipated future needs.  Stress tests are performed on capital ratios and include scenarios such as additional unrealized losses on the investment portfolio, additional deposit growth and potential share repurchases. For all periods presented, the Bank’s ratios exceed the regulatory definition of “well capitalized” under the regulatory framework for prompt corrective action and Bancorp’s ratios exceed the required minimum ratios to be considered a well-capitalized bank holding company. In addition, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action as of March 31, 2024. There are no conditions or events since that notification that management believes have changed the Bank’s categories and we expect the Bank to remain well capitalized for prompt corrective action purposes.

Bancorp's TCE ratio was 9.76% at March 31, 2024, compared to 9.73% at December 31, 2023. Bancorp's TCE ratio, net of after tax unrealized losses on held-to-maturity securities, was 7.67%, compared to 7.80% at December 31, 2023. Management believes this non-GAAP measure is important because it reflects the level of capital available to withstand drastic changes in market conditions (refer to the discussion and reconciliation of this non-GAAP financial measure in the section below entitled Statement Regarding Use of Non-GAAP Financial Measures).

The Bancorp’s and Bank’s capital adequacy ratios as of March 31, 2024 and December 31, 2023 are presented in the following tables.

Bancorp Capital Ratios (dollars in thousands)	Actual		Adequately Capitalized Threshold [1]		Threshold to be a Well Capitalized Bank Holding Company
March 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$441,181	17.05%	$271,680	10.50%	$258,743	10.00%
Tier 1 Capital (to risk-weighted assets)	$415,157	16.05%	$219,931	8.50%	$206,994	8.00%
Tier 1 Leverage Capital (to average assets)	$415,157	10.92%	$152,035	4.00%	$190,043	5.00%
Common Equity Tier 1 (to risk-weighted assets)	$415,157	16.05%	$181,120	7.00%	$168,183	6.50%
December 31, 2023
Total Capital (to risk-weighted assets)	$440,842	16.89%	$274,002	10.50%	$260,954	10.00%
Tier 1 Capital (to risk-weighted assets)	$415,224	15.91%	$221,811	8.50%	$208,763	8.00%
Tier 1 Leverage Capital (to average assets)	$415,224	10.46%	$158,771	4.00%	$198,464	5.00%
Common Equity Tier 1 (to risk-weighted assets)	$415,224	15.91%	$182,668	7.00%	$169,620	6.50%
Page-39

Bank Capital Ratios (dollars in thousands)	Actual		Adequately Capitalized Threshold [1]		Threshold to be Well Capitalized under Prompt Corrective Action Provisions
March 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$432,306	16.71%	$271,640	10.50%	$258,705	10.00%
Tier 1 Capital (to risk-weighted assets)	$406,282	15.70%	$219,899	8.50%	$206,964	8.00%
Tier 1 Leverage Capital (to average assets)	$406,282	10.69%	$152,026	4.00%	$190,033	5.00%
Common Equity Tier 1 (to risk-weighted assets)	$406,282	15.70%	$181,094	7.00%	$168,158	6.50%
December 31, 2023
Total Capital (to risk-weighted assets)	$433,598	16.62%	$273,986	10.50%	$260,939	10.00%
Tier 1 Capital (to risk-weighted assets)	$407,981	15.64%	$221,798	8.50%	$208,751	8.00%
Tier 1 Leverage Capital (to average assets)	$407,981	10.28%	$158,767	4.00%	$198,459	5.00%
Common Equity Tier 1 (to risk-weighted assets)	$407,981	15.64%	$182,657	7.00%	$169,610	6.50%
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

Net available contingent funding sources, including unrestricted cash, unencumbered available-for-sale securities and total available borrowing capacity was $1.905 billion, or 208% of estimated uninsured and/or uncollateralized deposits as of March 31, 2024.

The following table details the components of our contingent liquidity sources as of March 31, 2024.

(in thousands)	Total Available	Amount Used	Net Availability
Internal Sources
Unrestricted cash [1]	$13,452	N/A	$13,452
Unencumbered securities at market value	464,959	N/A	464,959
External Sources
FHLB line of credit	951,238	$—	951,238
FRB line of credit	349,991	—	349,991
Lines of credit at correspondent banks	125,000	—	125,000
Total Liquidity	$1,904,640	$—	$1,904,640
1 Excludes cash items in transit.
Note: Brokered deposits available through third party networks are not included above.

We obtain funds from the repayment and maturity of loans, deposit inflows, investment securities sales, maturities and paydowns, federal funds purchases, FRB and FHLB advances, other borrowings, and cash flow from operations.  Although available as a liquidity source, we have not needed to utilize brokered deposits. Our primary uses of funds are the origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificates of deposit, repayment of borrowings, dividends to common stockholders, and operating expenses.

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
Page-40

Our cash and cash equivalents increased $5.9 million in the first three months of 2024. The most significant sources of liquidity during the first three months of 2024 were proceeds from principal paydowns and maturities of investment securities of $20.3 million, and proceeds from loans collected net of originations totaling $18.7 million. In addition, $4.3 million in net cash was provided by operating activities.

Significant uses of liquidity during the first three months of 2024 were $26.0 million in repayments of short-term borrowings, $6.0 million in net withdrawals of deposits and $4.0 million in cash dividends paid on common stock to our shareholders. Refer to the Consolidated Statement of Cash Flows in this Form 10-Q for additional information on our sources and uses of liquidity. Management anticipates that our current strong liquidity position, as detailed in this report, and contingent funding sources outlined in the table above are adequate to support our operational needs.

Unfunded loan commitments, as discussed in Note 8 to the Consolidated Financial Statements in this Form 10-Q, totaled $489.4 million at March 31, 2024. We expect to fund these commitments to the extent utilized primarily through the repayment of existing loans, principal paydowns of investment securities, and liquid assets.

Over the next twelve months, $251.4 million of time deposits will mature. We expect to replace these funds with new deposits or excess liquidity. We believe our emphasis on local deposits, combined with our immediately available funding sources, provides a very stable base for our liquidity needs.

We had no borrowings under our credit facilities of at March 31, 2024, and $26.0 million at December 31, 2023, as discussed in Note 6 to the Consolidated Financial Statements in ITEM 1 of this report.

Because Bancorp is a holding company and does not conduct regular banking operations, its primary sources of liquidity are dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to Bancorp without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s net profits from the previous three fiscal years less the amount of dividends paid during that period. The primary uses of funds for Bancorp are shareholder dividends and ordinary operating expenses.  Bancorp held $8.6 million in cash at March 31, 2024 and management anticipates that there will be sufficient capacity at the Bank to provide dividends to Bancorp to meet its funding requirements for the foreseeable future.

Statement Regarding use of Non-GAAP Financial Measures
Financial results are presented in accordance with GAAP and with reference to certain non-GAAP financial measures. Management believes that, given recent industry turmoil, the presentation of Bancorp's non-GAAP TCE ratio reflecting the after tax impact of unrealized losses on held-to-maturity securities provides useful supplemental information to investors because it reflects the level of capital remaining after a hypothetical liquidation of the entire securities portfolio. Because there are limits to the usefulness of this measure to investors, Bancorp encourages readers to consider its annual and quarterly consolidated financial statements and notes related thereto in their entirety, as filed with the Securities and Exchange Commission, and not to rely on any single financial measure. A reconciliation of the non-GAAP TCE ratio is presented below.

Reconciliation of GAAP and Non-GAAP Financial Measures

(in thousands, unaudited)		March 31, 2024	December 31, 2023
Tangible Common Equity - Bancorp
Total stockholders' equity		$436,680	439,062
Goodwill and core deposit intangible		(76,269)	(76,520)
Total TCE	a	360,411	362,542
Unrealized losses on HTM securities, net of tax [1]		(83,931)	(77,739)
TCE, net of unrealized losses on HTM securities (non-GAAP)	b	$276,480	284,803
Total assets		$3,767,176	3,803,903
Goodwill and core deposit intangible		(76,269)	(76,520)
Total tangible assets	c	3,690,907	3,727,383
Unrealized losses on HTM securities, net of tax [1]		(83,931)	(77,739)
Total tangible assets, net of unrealized losses on HTM securities (non-GAAP)	d	$3,606,976	3,649,644
Bancorp TCE ratio	a / c	9.8%	9.7%
Bancorp TCE ratio, net of unrealized losses on HTM securities (non-GAAP)	b / d	7.7%	7.8%
1 Net unrealized losses on held-to-maturity securities as of March 31, 2024 and December 31, 2023 of $119.2 million and $110.4 million, respectively, as shown in Note 4, net of an estimated $35.2 million and $32.6 million, respectively, in deferred tax benefits based on a blended state and federal statutory tax rate of 29.56%.
Page-41

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

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

From time to time, we enter into interest rate swap contracts to mitigate the changes in the fair value of selected investment securities and specified long-term fixed-rate loans and firm commitments to enter into long-term fixed-rate loans caused by changes in interest rates. Refer to Note 9 to the Consolidated Financial Statements in this report.

ALCO and the Board of Directors review our exposure to interest rate risk at least quarterly. We use simulation models to measure interest rate risk and to evaluate strategies to improve profitability in the context of policy guidelines. A simplified statement of condition is prepared on a quarterly basis as a starting point, using instrument level data of our actual loans, investments, borrowings and deposits as inputs. If potential changes to net equity value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, management may adjust the asset and liability mix to bring the risk position within approved limits or take other actions. Governing policies are subject to review by regulators and are updated to incorporate their observations and adapt to changes in idiosyncratic and systemic risks. As of March 31, 2024, interest rate risk was within policy guidelines established by ALCO and the Board. One set of interest rates modeled and evaluated against flat interest rates and a static balance sheet is a series of immediate parallel shifts in the yield curve. Our most recent analysis of our interest rate sensitivity is provided in the following table as an example rather than an expectation of likely interest rate movements.

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
Page-42

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2024, there were no significant changes that materially affected, or are reasonably likely to affect, our internal control over financial reporting. The term internal control over financial reporting, as defined by Rule 15d-15(f) of the Act, is a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

PART II       OTHER INFORMATION

ITEM 1         Legal Proceedings

Refer to Note 12 to the Consolidated Financial Statements in Item 8 of our 2023 Form 10-K and Note 8 to the Consolidated Financial Statements in this Form 10-Q.

ITEM 1A      Risk Factors

Our business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond our control. In evaluating an investment in Bancorp's common stock, investors should consider, among other things, the risks previously disclosed in Part I, Item 1A, "Risk Factors" of our 2023 Form 10-K, and the information contained in this quarterly report on Form 10-Q and other reports and registration statements filed with the SEC, which are incorporated herein by reference. There have been no material changes to the risk factors disclosed in our 2023 Form 10-K.

ITEM 2       Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

On July 21, 2023, the Board of Directors approved the adoption of Bancorp's share repurchase program for up to $25.0 million and expiring on July 31, 2025. There were no repurchases under this program in either 2024 or 2023.
Page-43

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

Bank of Marin Bancorp
(registrant)

May 9, 2024	/s/ Timothy D. Myers
Date	Timothy D. Myers
President and Chief Executive Officer
(Principal Executive Officer)

May 9, 2024	/s/ Tani Girton
Date	Tani Girton
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)

May 9, 2024	/s/ David A. Merck
Date	David A. Merck
First Vice President & Controller
(Principal Accounting Officer)

Page-46