Form 10-Q
period 2024-06-30
Bank of Marin Bancorp
filed 2024-08-08
CIK 1403475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024
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
Yes   ☐    No  ☒

As of July 31, 2024, there were 16,276,063 shares of common stock outstanding.

Page-2

PART I       FINANCIAL INFORMATION

ITEM 1.  Financial Statements

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data; unaudited)	June 30, 2024	December 31, 2023
Assets
Cash, cash equivalents and restricted cash	$231,408	$30,453
Investment securities:
Held-to-maturity, at amortized cost (net of zero allowance for credit losses at June 30, 2024 and December 31, 2023)	904,610	925,198
Available-for-sale, at fair value (net of zero allowance for credit losses at June 30, 2024 and December 31, 2023)	252,917	552,028
Total investment securities	1,157,527	1,477,226
Loans, at amortized cost	2,082,399	2,073,720
Allowance for credit losses on loans	(30,675)	(25,172)
Loans, net of allowance for credit losses on loans	2,051,724	2,048,548
Goodwill	72,754	72,754
Bank-owned life insurance	70,168	68,102
Operating lease right-of-use assets	20,460	20,316
Bank premises and equipment, net	7,263	7,792
Core deposit intangible, net	3,269	3,766
Interest receivable and other assets	80,155	74,946
Total assets	$3,694,728	$3,803,903
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$1,417,661	$1,441,987
Interest bearing:
Transaction accounts	178,712	225,040
Savings accounts	228,946	233,298
Money market accounts	1,121,336	1,138,433
Time accounts	267,122	251,317
Total deposits	3,213,777	3,290,075
Borrowings and other obligations	231	26,298
Operating lease liabilities	23,016	22,906
Interest payable and other liabilities	22,761	25,562
Total liabilities	3,259,785	3,364,841
Commitments and contingent liabilities (Note 8)
Stockholders' Equity
Preferred stock, no par value, Authorized - 5,000,000 shares, none issued	—	—
Common stock, no par value, Authorized - 30,000,000 shares; issued and outstanding - 16,278,260 and 16,158,413 at June 30, 2024 and December 31, 2023, respectively	218,773	217,498
Retained earnings	247,477	274,570
Accumulated other comprehensive loss, net of taxes	(31,307)	(53,006)
Total stockholders' equity	434,943	439,062
Total liabilities and stockholders' equity	$3,694,728	$3,803,903

The accompanying notes are an integral part of these consolidated financial statements (unaudited).
Page-3

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
	Three months ended			Six months ended
(in thousands, except per share amounts; unaudited)	June 30, 2024	March 31, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest income
Interest and fees on loans	$25,109	$25,020	$24,579	$50,129	$48,837
Interest on investment securities	8,299	8,805	9,994	17,104	20,027
Interest on federal funds sold and due from banks	924	321	48	1,245	104
Total interest income	34,332	34,146	34,621	68,478	68,968
Interest expense
Interest on interest-bearing transaction accounts	274	261	234	535	488
Interest on savings accounts	511	371	146	882	316
Interest on money market accounts	8,641	8,449	4,292	17,090	5,377
Interest on time accounts	2,291	2,280	946	4,571	1,169
Interest on borrowings and other obligations	148	91	4,873	239	7,589
Total interest expense	11,865	11,452	10,491	23,317	14,939
Net interest income	22,467	22,694	24,130	45,161	54,029
Provision for credit losses on loans	5,200	350	500	5,550	850
Reversal of credit losses on unfunded loan commitments	—	—	(168)	—	(342)
Net interest income after provision for (reversal of) credit losses	17,267	22,344	23,798	39,611	53,521
Non-interest income
Wealth management and trust services	585	553	559	1,138	1,070
Service charges on deposit accounts	541	529	520	1,070	1,053
Earnings on bank-owned life insurance, net	421	435	362	856	1,067
Debit card interchange fees, net	444	408	555	852	1,002
Dividends on Federal Home Loan Bank stock	366	377	290	743	592
Merchant interchange fees, net	10	167	127	177	260
Losses on sale of investment securities	(32,542)	—	—	(32,542)	—
Other income	420	285	326	705	630
Total non-interest income	(29,755)	2,754	2,739	(27,001)	5,674
Non-interest expense
Salaries and related benefits	12,364	12,084	11,416	24,448	22,346
Occupancy and equipment	2,049	1,969	1,980	4,018	4,394
Professional services	1,043	1,078	797	2,121	1,920
Data processing	1,005	1,070	922	2,075	1,967
Deposit network fees	916	845	521	1,761	616
Federal Deposit Insurance Corporation insurance	426	435	666	861	955
Information technology	448	402	357	850	727
Depreciation and amortization	379	388	400	767	1,282
Directors' expense	306	317	300	623	621
Charitable contributions	604	13	638	617	687
Amortization of core deposit intangible	246	251	340	497	685
Other real estate owned	—	—	44	—	48
Other expense	2,108	2,317	2,284	4,425	4,197
Total non-interest expense	21,894	21,169	20,665	43,063	40,445
(Loss) income before (benefit from) provision for income taxes	(34,382)	3,929	5,872	(30,453)	18,750
(Benefit from) provision for income taxes	(12,480)	1,007	1,321	(11,473)	4,759
Net (loss) income	$(21,902)	$2,922	$4,551	$(18,980)	$13,991
Net (loss) income per common share:
Basic	$(1.36)	$0.18	$0.28	$(1.18)	$0.88
Diluted	$(1.36)	$0.18	$0.28	$(1.18)	$0.87
Weighted average shares:
Basic	16,108	16,081	16,009	16,095	15,990
Diluted	16,108	16,092	16,016	16,095	16,008
Comprehensive income:
Net (loss) income	$(21,902)	$2,922	$4,551	$(18,980)	$13,991
Other comprehensive income (loss):
Change in net unrealized gains or losses on available-for-sale securities	559	(4,568)	(10,928)	(4,009)	5,285
Reclassification adjustment for realized losses on available-for-sale securities in net income	32,542	—	—	32,542	—
Reclassification adjustment for gains or losses on fair value hedges	282	1,217	—	1,499	—
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	403	361	451	764	914
Other comprehensive income (loss), before tax	33,786	(2,990)	(10,477)	30,796	6,199
Deferred tax expense (benefit)	9,981	(884)	(3,097)	9,097	1,833
Other comprehensive income (loss), net of tax	23,805	(2,106)	(7,380)	21,699	4,366
Total comprehensive income (loss)	$1,903	$816	$(2,829)	$2,719	$18,357
The accompanying notes are an integral part of these consolidated financial statements (unaudited).
Page-4

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the three months ended June 30, 2024 and 2023

(in thousands, except share data; unaudited)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total
	Shares	Amount
	Three months ended June 30, 2024
Balance at April 1, 2024	16,285,786	$218,342	$273,450	$(55,112)	$436,680
Net loss	—	—	(21,902)	—	(21,902)
Other comprehensive income, net of tax	—	—	—	23,805	23,805
Stock issued under employee stock purchase plan	751	12	—	—	12
Restricted stock surrendered for tax withholdings upon vesting	(166)	(3)	—	—	(3)
Restricted stock forfeited / cancelled	(8,111)	—	—	—	—
Stock-based compensation - stock options	—	20	—	—	20
Stock-based compensation - restricted stock	—	402	—	—	402
Cash dividends paid on common stock ($0.25 per share)	—	—	(4,071)	—	(4,071)
Balance at June 30, 2024	16,278,260	$218,773	$247,477	$(31,307)	$434,943
	Three months ended June 30, 2023
Balance at April 1, 2023	16,107,210	$215,965	$276,209	$(62,000)	$430,174
Net income	—	—	4,551	—	4,551
Other comprehensive loss, net of tax	—	—	—	(7,380)	(7,380)
Stock issued under employee stock purchase plan	741	12	—	—	12
Stock issued under employee stock ownership plan	19,700	424	—	—	424
Restricted stock surrendered for tax withholdings upon vesting	(285)	(4)	—	—	(4)
Restricted stock forfeited / cancelled	(20,174)	—	—	—	—
Stock-based compensation - stock options	—	21	—	—	21
Stock-based compensation - restricted stock	—	171	—	—	171
Cash dividends paid on common stock ($0.25 per share)	—	—	(4,028)	—	(4,028)
Balance at June 30, 2023	16,107,192	$216,589	$276,732	$(69,380)	$423,941

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the six months ended June 30, 2024 and 2023

(in thousands, except share data; unaudited)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total
	Shares	Amount
	Six months ended June 30, 2024
Balance at January 1, 2024	16,158,413	$217,498	$274,570	$(53,006)	$439,062
Net loss	—	—	(18,980)	—	(18,980)
Other comprehensive income, net of tax	—	—	—	21,699	21,699
Stock issued under employee stock purchase plan	1,372	22	—	—	22
Stock issued under employee stock ownership plan	24,600	425	—	—	425
Restricted stock granted	106,964	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(3,504)	(58)	—	—	(58)
Restricted stock forfeited / cancelled	(21,395)	—	—	—	—
Stock-based compensation - stock options	—	37	—	—	37
Stock-based compensation - restricted stock	—	590	—	—	590
Cash dividends paid on common stock ($0.50 per share)	—	—	(8,113)	—	(8,113)
Stock issued in payment of director fees	11,810	259	—	—	259
Balance at June 30, 2024	16,278,260	$218,773	$247,477	$(31,307)	$434,943
	Six months ended June 30, 2023
Balance at January 1, 2023	16,029,138	$215,057	$270,781	$(73,746)	$412,092
Net income	—	—	13,991	—	13,991
Other comprehensive income, net of tax	—	—	—	4,366	4,366
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	11,530	230	—	—	230
Stock issued under employee stock purchase plan	1,156	21	—	—	21
Stock issued under employee stock ownership plan	34,000	847	—	—	847
Restricted stock granted	49,428	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(2,498)	(70)	—	—	(70)
Restricted stock forfeited / cancelled	(20,174)	—	—	—	—
Stock-based compensation - stock options	—	137	—	—	137
Stock-based compensation - restricted stock	—	217	—	—	217
Cash dividends paid on common stock ($0.50 per share)	—	—	(8,040)	—	(8,040)
Stock issued in payment of director fees	4,612	150	—	—	150
Balance at June 30, 2023	16,107,192	$216,589	$276,732	$(69,380)	$423,941

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Page-5

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2024 and 2023

(in thousands; unaudited)	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(18,980)	$13,991
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for credit losses on loans	5,550	850
Reversal of credit losses on unfunded loan commitments	—	(342)
Noncash contribution expense to employee stock ownership plan	425	847
Noncash director compensation expense	259	150
Stock-based compensation expense	627	354
Amortization of core deposit intangible	497	685
Amortization of investment security premiums, net of accretion of discounts	2,437	3,781
Accretion of discounts on acquired loans, net	(174)	(415)
Net change in deferred loan origination costs/fees	185	(588)
Write-down of other real estate owned	—	40
Loss on sale of investment securities	32,542	—
Depreciation and amortization	767	1,282
Loss on disposal of premises and equipment	21	—
Earnings on bank-owned life insurance policies	(856)	(1,067)
Net changes in interest receivable and other assets	(14,186)	(1,354)
Net changes in interest payable and other liabilities	(1,339)	3,284
Total adjustments	26,755	7,507
Net cash provided by operating activities	7,775	21,498
Cash Flows from Investing Activities:
Purchase of available-for-sale securities	(18,987)	—
Proceeds from sale of available-for-sale securities	292,627	—
Proceeds from paydowns/maturities of held-to-maturity securities	20,861	25,377
Proceeds from paydowns/maturities of available-for-sale securities	19,517	33,595
Decrease in loans receivable, net	(8,854)	(9,271)
Purchase of bank-owned life insurance policies	(1,210)	—
Proceeds from bank-owned life insurance policies	—	766
Purchase of premises and equipment	(250)	(1,823)
Cash paid for low income housing tax credit investment	(1)	(39)
Net cash provided by investing activities	303,703	48,605
Cash Flows from Financing Activities:
Net decrease in deposits	(76,298)	(248,136)
(Repayment of) proceeds from short-term borrowings, net	(26,000)	180,200
Repayment of finance lease obligations	(76)	(75)
Proceeds from stock options exercised	—	230
Restricted stock surrendered for tax withholdings upon vesting	(58)	(70)
Cash dividends paid on common stock	(8,113)	(8,040)
Proceeds from stock issued under employee and director stock purchase plans	22	21
Net cash used in financing activities	(110,523)	(75,870)
Net increase (decrease) in cash, cash equivalents and restricted cash	200,955	(5,767)
Cash, cash equivalents and restricted cash at beginning of period	30,453	45,424
Cash, cash equivalents and restricted cash at end of period	$231,408	$39,657
Supplemental disclosure of cash flow information:
Interest paid on deposits and borrowings	$23,487	$14,151
Income taxes paid, net of refunds	$2,100	$—
Supplemental disclosure of noncash investing and financing activities:
Change in net unrealized gains or losses on available-for-sale securities	$(4,009)	$5,285
Amortization of net unrealized loss on available-for-sale securities transferred to held-to-maturity	$764	$914
Restricted cash[1]	$—	$—
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

The following table shows: 1) weighted average basic shares, 2) potentially dilutive weighted average common shares related to stock options and unvested restricted stock awards, and 3) weighted average diluted shares. Basic earnings (loss) per share (“EPS”) are calculated by dividing net income by the weighted average number of common shares outstanding during each period, excluding unvested restricted stock awards. Diluted EPS are calculated using the weighted average number of potentially dilutive common shares. The number of potentially dilutive common shares included in the quarterly diluted EPS is computed using the average market prices during the three months included in the reporting period under the treasury stock method. The number of potentially dilutive common shares included in year-to-date diluted EPS is a year-to-date weighted average of potentially dilutive common shares included in each quarterly diluted EPS computation. In computing diluted EPS, we exclude anti-dilutive shares such as options whose exercise prices exceed the current common stock price, as they would not reduce EPS under the treasury stock method. We have two forms of outstanding common stock: common stock and unvested restricted stock awards. Holders of unvested restricted stock awards receive non-forfeitable dividends at the same rate as common shareholders and they both share equally in undistributed earnings. Under the two-class method, the difference in EPS is nominal for these participating securities.

	Three months ended		Six months ended
(in thousands, except per share data)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Weighted average basic common shares outstanding	16,108	16,009	16,095	15,990
Potentially dilutive common shares related to:
Stock options	—	—	—	7
Unvested restricted stock awards	—	7	—	11
Weighted average diluted common shares outstanding	16,108	16,016	16,095	16,008
Net (loss) income	$(21,902)	$4,551	$(18,980)	$13,991
Basic (loss) earnings per common share	$(1.36)	$0.28	$(1.18)	$0.88
Diluted (loss) earnings per common share [1]	$(1.36)	$0.28	$(1.18)	$0.87
Weighted average anti-dilutive common shares not included in the calculation of diluted EPS	393	389	325	358
[1] Because Bancorp was in a net loss position for the three and six months ended June 30, 2024, diluted net loss per share is the same as basic net loss per share, as the inclusion of potentially dilutive common shares would have been anti-dilutive.

.
Note 2: Recently Adopted and Issued Accounting Standards

Accounting Standards Adopted in 2024

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendment reduces diversity in practice by clarifying that a separate contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. In addition, this ASU
Page-7

provided amended examples to illustrate that a restriction that is a characteristic of the equity security, which market participants would take into account when pricing them, would be considered in measuring fair value. This ASU also introduced new disclosure requirements. The amendments were effective prospectively for years beginning after December 15, 2023. As discussed in Note 4, Investment Securities, in 2023 we sold our remaining shares of Visa Inc. Class B restricted common stock. As a result of the sale, this update had no impact our financial condition, results of operations or disclosures.

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

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measurement Categories: Changes in Fair Value Recorded In1
June 30, 2024
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$144,976	$—	$144,976	$—	OCI
SBA-backed securities	$334	$—	$334	$—	OCI
Debentures of government sponsored agencies	$7,134	$—	$7,134	$—	OCI
U.S. Treasury securities	$10,570	$10,570	$—	$—	OCI
Obligations of state and political subdivisions	$84,481	$—	$84,481	$—	OCI
Corporate bonds	$5,422	$—	$5,422	$—	OCI
Derivative financial assets (interest rate contracts)	$551	$—	$551	$—	NI
December 31, 2023
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$352,472	$—	$352,472	$—	OCI
SBA-backed securities	$19,471	$—	$19,471	$—	OCI
Debentures of government sponsored agencies	$66,862	$—	$66,862	$—	OCI
U.S. Treasury securities	$10,623	$10,623	$—	$—	OCI
Obligations of state and political subdivisions	$91,882	$—	$91,882	$—	OCI
Corporate bonds	$10,718	$—	$10,718	$—	OCI
Derivative financial assets (interest rate contracts)	$287	$—	$287	$—	NI
Derivative financial liabilities (interest rate contracts)	$1,361	$—	$1,361	$—	NI
 1 Other comprehensive income ("OCI") or net income ("NI").

Available-for-sale securities are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of available-for-sale securities. Level 1 securities include U.S. Treasury securities. If quoted market prices are not available, we obtain pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity and credit spreads (Level 2).   Level 2 securities include obligations of state and political subdivisions, U.S. agencies or government-sponsored agencies' debt securities, mortgage-backed securities, government agency-issued securities, and corporate bonds. As of June 30, 2024 and December 31, 2023, there were no Level 3 securities.

Held-to-maturity securities may be subject to an allowance for credit losses as a result of our evaluation of expected losses due to credit quality factors. We did not record any credit loss expense on held-to-maturity securities during the six months ended June 30, 2024 or June 30, 2023. Fair value of held-to-maturity securities is determined using the same techniques discussed above for available-for-sale securities.

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
Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of June 30, 2024 and December 31, 2023, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in this note). The carrying amounts in the following table are recorded in the consolidated statements of condition under the indicated captions. Further, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements such as bank-owned life insurance policies ("BOLI"), lease obligations and non-maturity deposit liabilities. Additionally, we held shares of Federal Home Loan Bank ("FHLB") of San Francisco stock at cost as of June 30, 2024 and March 31, 2024. There were no impairments or changes resulting from observable price changes in orderly transactions for the identical or similar investments of the same issuer as of June 30, 2024 or December 31, 2023. See further discussion on values within Note 4, Investment Securities.

	June 30, 2024			December 31, 2023
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets (recorded at amortized cost)
Cash and cash equivalents	$231,408	$231,408	Level 1	$30,453	$30,453	Level 1
Investment securities held-to-maturity	904,610	783,397	Level 2	925,198	814,830	Level 2
Loans, net of allowance for credit losses	2,051,724	1,945,814	Level 3	2,048,548	1,939,702	Level 3
Interest receivable	12,051	12,051	Level 2	12,752	12,752	Level 2
Financial liabilities (recorded at amortized cost)
Time deposits	267,122	268,872	Level 2	251,317	252,824	Level 2
FRBSF short-term borrowings under the BTFP	—	—	Level 2	26,000	25,998	Level 2
Interest payable	2,595	2,595	Level 2	2,752	2,752	Level 2

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
Page-10

The value of off-balance-sheet financial instruments is estimated based on the fee income associated with the commitments, which in the absence of credit exposure, is considered to approximate their settlement value. The fair value of commitment fees was not material as of June 30, 2024 or December 31, 2023.

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

A summary of the amortized cost, fair value and allowance for credit losses related to securities held-to-maturity as of June 30, 2024 and December 31, 2023 is presented below.

Held-to-maturity:	Amortized Cost [1]	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized		Fair Value
(in thousands)				Gains	(Losses)
June 30, 2024
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	$295,940	$—	$295,940	$—	$(48,998)	$246,942
CMOs issued by FHLMC	222,619	—	222,619	—	(27,340)	195,279
CMOs issued by FNMA	95,887	—	95,887	—	(6,307)	89,580
CMOs issued by GNMA	50,437	—	50,437	—	(5,680)	44,757
SBA-backed securities	1,652	—	1,652	—	(91)	1,561
Debentures of government-sponsored agencies	146,277	—	146,277	—	(23,209)	123,068
Obligations of state and political subdivisions	61,798	—	61,798	—	(8,391)	53,407
Corporate bonds	30,000	—	30,000	—	(1,197)	28,803
Total held-to-maturity	$904,610	$—	$904,610	$—	$(121,213)	$783,397
December 31, 2023
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	$306,261	$—	$306,261	$—	$(44,396)	$261,865
CMOs issued by FHLMC	226,416	—	226,416	28	(24,869)	201,575
CMOs issued by FNMA	101,502	—	101,502	—	(4,779)	96,723
CMOs issued by GNMA	51,006	—	51,006	—	(5,235)	45,771
SBA-backed securities	1,853	—	1,853	—	(90)	1,763
Debentures of government-sponsored agencies	146,126	—	146,126	—	(21,994)	124,132
Obligations of state and political subdivisions	62,034	—	62,034	47	(7,884)	54,197
Corporate bonds	30,000	—	30,000	—	(1,196)	28,804
Total held-to-maturity	$925,198	$—	$925,198	$75	$(110,443)	$814,830
[1] Amortized cost and fair values exclude accrued interest receivable of $3.5 million and $3.6 million at June 30, 2024 and December 31, 2023, respectively, which is included in interest receivable and other assets in the consolidated statements of condition.

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

Page-11

The following table summarizes the amortized cost of our portfolio of held-to-maturity securities issued by states and political subdivisions and corporate bonds by Moody's and/or Standard & Poor's bond ratings as of June 30, 2024 and December 31, 2023.

	Obligations of state and political subdivisions		Corporate bonds
(in thousands)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Aaa / AAA	$42,370	$42,577	$—	$—
Aa1 / AA+	19,428	19,457	—	—
A2 / A	—	—	30,000	30,000
Total	$61,798	$62,034	$30,000	$30,000

A summary of the amortized cost, fair value and allowance for credit losses related to securities available-for-sale as of June 30, 2024 and December 31, 2023 is presented below.

Available-for-sale:	Amortized Cost [1]	Gross Unrealized		Allowance for Credit Losses	Fair Value
(in thousands)		Gains	(Losses)
June 30, 2024
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	$46,729	$10	$(5,584)	$—	$41,155
CMOs issued by FHLMC	96,956	6	(8,551)	—	88,411
CMOs issued by FNMA	4,520	—	(654)	—	3,866
CMOs issued by GNMA	14,300	—	(2,756)	—	11,544
SBA-backed securities	365	—	(31)	—	334
Debentures of government- sponsored agencies	8,971	—	(1,837)	—	7,134
U.S. Treasury securities	11,932	—	(1,362)	—	10,570
Obligations of state and political subdivisions	96,062	—	(11,581)	—	84,481
Corporate bonds	6,000	—	(578)	—	5,422
Total available-for-sale	$285,835	$16	$(32,934)	$—	$252,917
December 31, 2023
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	$81,937	$2	$(9,516)	$—	$72,423
CMOs issued by FHLMC	266,407	—	(24,758)	—	241,649
CMOs issued by FNMA	23,987	—	(2,715)	—	21,272
CMOs issued by GNMA	20,006	—	(2,878)	—	17,128
SBA-backed securities	21,126	—	(1,655)	—	19,471
Debentures of government- sponsored agencies	73,899	—	(7,037)	—	66,862
U.S. Treasury securities	11,923	—	(1,300)		10,623
Obligations of state and political subdivisions	102,202	1	(10,321)	—	91,882
Corporate bonds	11,992	—	(1,274)	—	10,718
Total available-for-sale	$613,479	$3	$(61,454)	$—	$552,028
[1] Amortized cost and fair value exclude accrued interest receivable of $1.3 million and $2.3 million at June 30, 2024 and December 31, 2023, respectively, which is included in interest receivable and other assets in the consolidated statements of condition.

The amortized cost and fair value of investment debt securities by contractual maturity at June 30, 2024 and December 31, 2023 are shown below. Expected maturities may differ from contractual maturities if the issuers of the securities have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2024				December 31, 2023
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$15,000	$14,706	$6,746	$6,624	$—	$—	$101	$100
After one but within five years	97,036	92,760	82,526	77,343	87,887	84,541	226,669	208,444
After five years through ten years	278,649	234,372	46,410	39,789	304,976	261,654	95,552	85,447
After ten years	513,925	441,559	150,153	129,161	532,335	468,635	291,157	258,037
Total	$904,610	$783,397	$285,835	$252,917	$925,198	$814,830	$613,479	$552,028

Page-12

Sales of investment securities and gross gains and losses are shown in the following table:

	Three months ended		Six months ended
(in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Available-for-sale:
Sales proceeds	$292,627	$—	$292,627	$—
Gross realized gains	—	—	—	—
Gross realized losses	(32,542)	—	(32,542)	—
The reported values of pledged investment securities are shown in the following table.

(in thousands)	June 30, 2024	December 31, 2023
Pledged to the State of California:
Secure public deposits in compliance with the Local Agency Security Program	$278,555	$287,436
Collateral for trust deposits	889	666
Collateral for Wealth Management and Trust Services checking account	1,258	562
Total investment securities pledged to the State of California	280,702	288,664
Bankruptcy trustee deposits pledged with Federal Reserve Bank	943	1,151
Pledged to FHLB Securities-Backed Credit Program	292,728	383,484
Pledged to the Federal Reserve "BTFP"	—	265,660
Pledged to the Federal Reserve Discount Window	341,958	—
Total pledged investment securities	$916,331	$938,959

There were 258 and 313 securities in unrealized loss positions at June 30, 2024 and December 31, 2023, respectively. Those securities are summarized and classified according to the duration of the loss period in the tables below:

June 30, 2024	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	$—	$—	$246,943	$(48,998)	$246,943	$(48,998)
CMOs issued by FHLMC	11,881	(196)	183,398	(27,144)	195,279	(27,340)
CMOs issued by FNMA	15,552	(669)	74,028	(5,638)	89,580	(6,307)
CMOs issued by GNMA	10,755	(363)	34,003	(5,317)	44,758	(5,680)
SBA-backed securities	—	—	1,560	(91)	1,560	(91)
Debentures of government-sponsored agencies	—	—	123,067	(23,209)	123,067	(23,209)
Obligations of state and political subdivisions	9,614	(71)	43,793	(8,320)	53,407	(8,391)
Corporate bonds	—	—	28,803	(1,197)	28,803	(1,197)
Total held-to-maturity	47,802	(1,299)	735,595	(119,914)	783,397	(121,213)
Available-for-sale:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	3	—	31,268	(5,584)	31,271	(5,584)
CMOs issued by FHLMC	950	(5)	78,117	(8,546)	79,067	(8,551)
CMOs issued by FNMA	—	—	3,866	(654)	3,866	(654)
CMOs issued by GNMA	—	—	11,544	(2,756)	11,544	(2,756)
SBA-backed securities	—	—	335	(31)	335	(31)
Debentures of government- sponsored agencies	—	—	7,133	(1,837)	7,133	(1,837)
U.S. Treasury securities	—	—	10,570	(1,362)	10,570	(1,362)
Obligations of state and political subdivisions	—	—	84,481	(11,581)	84,481	(11,581)
Corporate bonds	—	—	5,422	(578)	5,422	(578)
Total available-for-sale	953	(5)	232,736	(32,929)	233,689	(32,934)
Total securities at loss position	$48,755	$(1,304)	$968,331	$(152,843)	$1,017,086	$(154,147)
Page-13

December 31, 2023	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	$—	$—	$261,865	$(44,396)	$261,865	$(44,396)
CMOs issued by FHLMC	8,662	(21)	188,657	(24,848)	197,319	(24,869)
CMOs issued by FNMA	42,474	(411)	54,249	(4,368)	96,723	(4,779)
CMOs issued by GNMA	10,988	(244)	34,783	(4,991)	45,771	(5,235)
SBA-backed securities	—	—	1,763	(90)	1,763	(90)
Debentures of government- sponsored agencies	—	—	124,132	(21,994)	124,132	(21,994)
Obligations of state and political subdivisions	—	—	44,437	(7,884)	44,437	(7,884)
Corporate Bonds	—	—	28,804	(1,196)	28,804	(1,196)
Total held-to-maturity	62,124	(676)	738,690	(109,767)	800,814	(110,443)
Available-for-sale:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	—	—	72,146	(9,516)	72,146	(9,516)
CMOs issued by FHLMC	1,235	(7)	240,414	(24,751)	241,649	(24,758)
CMOs issued by FNMA	—	—	21,272	(2,715)	21,272	(2,715)
CMOs issued by GNMA	—	—	17,128	(2,878)	17,128	(2,878)
SBA-backed securities	—	—	19,471	(1,655)	19,471	(1,655)
Debentures of government- sponsored agencies	—	—	66,862	(7,037)	66,862	(7,037)
U.S. Treasury securities	—	—	10,623	(1,300)	10,623	(1,300)
Obligations of state and political subdivisions	666	(1)	90,655	(10,320)	91,321	(10,321)
Corporate Bonds	—	—	10,718	(1,274)	10,718	(1,274)
Total available-for-sale	1,901	(8)	549,289	(61,446)	551,190	(61,454)
Total securities at loss position	$64,025	$(684)	$1,287,979	$(171,213)	$1,352,004	$(171,897)

As of June 30, 2024, the investment portfolio included 248 investment securities that had been in a continuous loss position for twelve months or more and 10 investment securities that had been in a loss position for less than twelve months.

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
No allowances for credit losses have been recognized on available-for-sale securities in an unrealized loss position, as management does not believe any of the securities are impaired due to credit risk factors at either June 30, 2024 or December 31, 2023. In addition, for any available-for-sale securities in an unrealized loss position at June 30, 2024 and December 31, 2023, the Bank assessed whether it intended to sell the securities, or if it was more likely than not that it would be required to sell the securities before recovery of its amortized cost basis, which would require a write-down to fair value through net income. Because the Bank did not intend to sell those securities that were in an unrealized loss position, and it was not more-likely-than-not that the Bank would be required to sell the securities before recovery of their amortized cost bases, the Bank determined that no write-down was necessary as of the reporting date.

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

Non-Marketable Securities Included in Other Assets

FHLB Capital Stock

As a member of the FHLB, we are required to maintain a minimum investment in FHLB capital stock as determined by the Board of Directors of the FHLB. The minimum investment requirements can increase in the event we increase our total asset size or borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. We held $16.7 million of FHLB stock included in other assets on the consolidated statements of condition at both June 30, 2024 and December 31, 2023. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks and they do not have a readily determinable market value. Based on our analysis of FHLB's financial condition and certain qualitative factors, we determined that the FHLB stock was not impaired at June 30, 2024 and December 31, 2023. On July 25, 2024, FHLB announced a cash dividend for the second quarter of 2024 at an annualized dividend rate of 8.75% to be distributed in mid-August 2024. Cash dividends paid on FHLB capital stock are recorded as non-interest income.

For further information, refer to Note 8, Commitments and Contingencies.

Low Income Housing Tax Credits

We invest in low-income housing tax credit funds as a limited partner, which totaled $1.8 million and $2.0 million recorded in other assets as of June 30, 2024 and December 31, 2023, respectively. In the first six months of 2024, we recognized $263 thousand of low-income housing tax credits and other tax benefits, offset by $219 thousand of amortization expense of low-income housing tax credit investment, as a component of income tax expense. As of June 30, 2024, our unfunded commitments for these low-income housing tax credit funds totaled $343 thousand. We did not recognize any impairment losses on these low-income housing tax credit investments during the first six months of 2024 or 2023, as the value of the future tax benefits exceeds the carrying value of the investments.

Note 5:  Loans and Allowance for Credit Losses on Loans

The following table presents the amortized cost of loans by portfolio class as of June 30, 2024 and December 31, 2023.

(in thousands)	June 30, 2024	December 31, 2023
Commercial and industrial	$169,247	$153,750
Real estate:
Commercial owner-occupied	325,091	333,181
Commercial non-owner occupied	1,267,841	1,219,385
Construction	51,239	99,164
Home equity	88,045	82,087
Other residential	114,054	118,508
Installment and other consumer loans	66,882	67,645
Total loans, at amortized cost [1]	2,082,399	2,073,720
Allowance for credit losses on loans	(30,675)	(25,172)
Total loans, net of allowance for credit losses on loans	$2,051,724	$2,048,548
1 Amortized cost includes net deferred loan origination costs of $2.5 million and $2.7 million at June 30, 2024 and December 31, 2023, respectively. Amounts are also net of unrecognized purchase discounts of $1.9 million and $2.0 million at June 30, 2024 and December 31, 2023, respectively. Amortized cost excludes accrued interest, which totaled $7.0 million and $6.6 million at June 30, 2024 and December 31, 2023, respectively, and is included in interest receivable and other assets in the consolidated statements of condition.

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
Page-15

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

Construction Loans - Construction loans are generally made to developers and builders to finance construction, renovation and occasionally land acquisitions in anticipation of near-term development. Construction loans include interest reserves that are used for the payment of interest during the development and marketing periods and are capitalized as part of the loan balance. When a construction loan is placed on non-accrual status before the depletion of the interest reserve, we apply the interest funded by the interest reserve against the loan's principal balance. These loans are underwritten after evaluation of the borrower's financial strength, reputation, prior track record, and independent appraisals. We monitor all construction projects to determine whether they are on schedule, completed as planned and in accordance with the approved construction budgets. Significant events can affect the construction industry, including: the inherent volatility of real estate markets and vulnerability to delays due to weather, change orders, inability to obtain construction permits, labor or material shortages, and price changes. Estimates of construction costs and value associated with the completed project may be inaccurate. Repayment of construction loans is largely dependent on the ultimate success of the project.

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

The following tables present the loan portfolio by loan portfolio class, origination/renewal year and internal risk rating as of June 30, 2024 and December 31, 2023. The current year vintage table reflects gross charge-offs by loan portfolio class and year of origination. Generally, existing term loans that were re-underwritten are reflected in the table in the year of renewal. Lines of credit that have a conversion feature at the time of origination, such as construction to perm loans, are presented by year of origination.

(in thousands)	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
June 30, 2024	2024	2023	2022	2021	2020	Prior		Total
Commercial and industrial:
Pass and Watch	$6,503	$22,391	$8,727	$1,709	$3,000	$31,361	$84,858	$158,549
Special Mention	252	—	—	—	—	278	888	1,418
Substandard	—	—	—	—	—	1,796	7,484	9,280
Total commercial and industrial	$6,755	$22,391	$8,727	$1,709	$3,000	$33,435	$93,230	$169,247
Gross current period charge-offs	$—	$—	$—	$—	$—	$—	$(33)	$(33)
Commercial real estate, owner-occupied:
Pass and Watch	$8,604	$13,280	$45,593	$49,128	$34,958	$142,291	$10	$293,864
Special Mention	—	383	—	15,347	812	9,891	—	26,433
Substandard	—	—	2,171	—	—	2,623	—	4,794
Total commercial real estate, owner-occupied	$8,604	$13,663	$47,764	$64,475	$35,770	$154,805	$10	$325,091
Commercial real estate, non-owner occupied:
Pass and Watch	$59,868	$71,310	$170,245	$200,067	$182,488	$485,938	$8,801	$1,178,717
Special Mention	—	—	2,763	2,118	7,288	38,238	—	50,407
Substandard	—	872	—	2,192	—	35,653	—	38,717
Total commercial real estate, non-owner occupied	$59,868	$72,182	$173,008	$204,377	$189,776	$559,829	$8,801	$1,267,841
Page-17

(in thousands)	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
June 30, 2024	2024	2023	2022	2021	2020	Prior		Total
Construction:
Pass and Watch	$12,255	$2,035	$16,167	$—	$—	$—	$—	$30,457
Special Mention	7,962	12,820	—	—	—	—	—	20,782
Total construction	$20,217	$14,855	$16,167	$—	$—	$—	$—	$51,239
Home equity:
Pass and Watch	$—	$—	$—	$—	$—	$925	$85,666	$86,591
Substandard	79	—	—	—	—	442	933	1,454
Total home equity	$79	$—	$—	$—	$—	$1,367	$86,599	$88,045
Other residential:
Pass and Watch	$1,594	$17,455	$19,901	$13,195	$25,285	$36,624	$—	$114,054
Total other residential	$1,594	$17,455	$19,901	$13,195	$25,285	$36,624	$—	$114,054
Installment and other consumer:
Pass and Watch	$8,506	$18,767	$12,485	$8,739	$3,652	$12,811	$1,483	$66,443
Substandard	—	—	—	439	—	—	—	439
Total installment and other consumer	$8,506	$18,767	$12,485	$9,178	$3,652	$12,811	$1,483	$66,882
Gross current period charge-offs	$—	$(14)	$—	$(3)	$—	$—	$(1)	$(18)
Total loans:
Pass and Watch	$97,330	$145,238	$273,118	$272,838	$249,383	$709,950	$180,818	$1,928,675
Total Special Mention	$8,214	$13,203	$2,763	$17,465	$8,100	$48,407	$888	$99,040
Total Substandard	$79	$872	$2,171	$2,631	$—	$40,514	$8,417	$54,684
Totals	$105,623	$159,313	$278,052	$292,934	$257,483	$798,871	$190,123	$2,082,399
Total gross current period charge-offs	$—	$(14)	$—	$(3)	$—	$—	$(34)	$(51)

(in thousands)	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
December 31, 2023	2023	2022	2021	2020	2019	Prior		Total
Commercial and industrial:
Pass and Watch	$25,615	$9,187	$2,970	$3,718	$15,128	$21,004	$62,486	$140,108
Special Mention	—	—	—	—	334	—	9,300	9,634
Substandard	—	—	—	—	1,311	2,697	—	4,008
Total commercial and industrial	$25,615	$9,187	$2,970	$3,718	$16,773	$23,701	$71,786	$153,750
Commercial real estate, owner-occupied:
Pass and Watch	$13,128	$41,808	$49,887	$37,708	$40,994	$114,018	$56	$297,599
Special Mention	1,431	4,498	15,636	820	286	8,902	—	31,573
Substandard	—	2,231	—	—	—	1,778	—	4,009
Total commercial real estate, owner-occupied	$14,559	$48,537	$65,523	$38,528	$41,280	$124,698	$56	$333,181
Commercial real estate, non-owner occupied:
Pass and Watch	$76,718	$172,028	$196,340	$150,831	$139,860	$368,675	$9,832	$1,114,284
Special Mention	—	2,790	9,498	11,776	15,708	41,602	—	81,374
Substandard	878	272	2,204	—	—	20,373	—	23,727
Total commercial real estate, non-owner occupied	$77,596	$175,090	$208,042	$162,607	$155,568	$430,650	$9,832	$1,219,385
Construction:
Pass and Watch	$13,138	$24,403	$19,521	$29,512	$—	$—	$—	$86,574
Special Mention	12,590	—	—	—	—	—	—	12,590
Total construction	$25,728	$24,403	$19,521	$29,512	$—	$—	$—	$99,164
Home equity:
Pass and Watch	$—	$—	$—	$—	$—	$734	$80,773	$81,507
Substandard	—	—	—	—	—	369	211	580
Total home equity	$—	$—	$—	$—	$—	$1,103	$80,984	$82,087
Other residential:
Pass and Watch	$17,861	$20,114	$13,390	$25,637	$20,935	$20,571	$—	$118,508
Total other residential	$17,861	$20,114	$13,390	$25,637	$20,935	$20,571	$—	$118,508
Installment and other consumer:
Pass and Watch	$22,038	$14,528	$10,632	$4,687	$5,300	$9,399	$1,061	$67,645
Total installment and other consumer	$22,038	$14,528	$10,632	$4,687	$5,300	$9,399	$1,061	$67,645
Total loans:
Pass and Watch	$168,498	$282,068	$292,740	$252,093	$222,217	$534,401	$154,208	$1,906,225
Total Special Mention	$14,021	$7,288	$25,134	$12,596	$16,328	$50,504	$9,300	$135,171
Total Substandard	$878	$2,503	$2,204	$—	$1,311	$25,217	$211	$32,324
Totals	$183,397	$291,859	$320,078	$264,689	$239,856	$610,122	$163,719	$2,073,720

Page-18

The following table shows the amortized cost of loans by portfolio class, payment aging and non-accrual status as of June 30, 2024 and December 31, 2023.

Loan Aging Analysis by Class
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, non-owner occupied	Construction	Home equity	Other residential	Installment and other consumer	Total
June 30, 2024
30-59 days past due	$9	$709	$—	$—	$810	$—	$646	$2,174
60-89 days past due	9,280	—	—	—	927	—	—	10,207
90 days or more past due [1]	—	131	11,182	—	100	—	—	11,413
Total past due	9,289	840	11,182	—	1,837	—	646	23,794
Current	159,958	324,251	1,256,659	51,239	86,208	114,054	66,236	2,058,605
Total loans [1]	$169,247	$325,091	$1,267,841	$51,239	$88,045	$114,054	$66,882	$2,082,399
Non-accrual loans [2]	$9,280	$1,306	$21,458	$—	$1,197	$—	$438	$33,679
Non-accrual loans with no allowance	$1,796	$1,306	$872	$—	$1,197	$—	$438	$5,609
December 31, 2023
30-59 days past due	$2,991	$618	$—	$—	$43	$83	$195	$3,930
60-89 days past due	69	—	2,204	—	—	—	1	2,274
90 days or more past due [1]	1,311	149	—	—	—	—	—	1,460
Total past due	4,371	767	2,204	—	43	83	196	7,664
Current	149,379	332,414	1,217,181	99,164	82,044	118,425	67,449	2,066,056
Total loans [1]	$153,750	$333,181	$1,219,385	$99,164	$82,087	$118,508	$67,645	$2,073,720
Non-accrual loans [2]	$4,008	$434	$3,081	$—	$469	$—	$—	$7,992
Non-accrual loans with no allowance	$1,311	$434	$877	$—	$469	$—	$—	$3,091
1 There was one non-owner occupied commercial real estate loan 90 days past due and accruing interest as of June 30, 2024 that has been in extended renewal negotiations, but it is well-secured and expected to be restored to a current payment status in the near future. There were no non-performing loans over 90 days past due and accruing interest as of December 31, 2023.
2 None of the non-accrual loans as of June 30, 2024 or December 31, 2023 were earning interest on a cash or accrual basis. We reversed $266 thousand in accrued interest income for loans that were placed on non-accrual status during the six months ended June 30, 2024. We reversed accrued interest income of $14 thousand for loans that were placed on non-accrual status during the six months ended June 30, 2023.

Collateral Dependent Loans

The following table presents the amortized cost basis of individually analyzed collateral-dependent loans, which were all on non-accrual status, by portfolio class at June 30, 2024 and December 31, 2023.

	Amortized Cost by Collateral Type
(in thousands)	Commercial Real Estate	Residential Real Estate	Blanket Lien	Other	Total [1]	Allowance for Credit Losses
June 30, 2024
Commercial real estate, owner-occupied	$1,306	$—	$—	$—	$1,306	$—
Commercial real estate, non-owner occupied	21,458	—	—	—	21,458	7,866
Home equity	—	1,197	—	—	1,197	—
Installment and other consumer	—	—	—	438	438	—
Total	$22,764	$1,197	$—	$438	$24,399	$7,866
December 31, 2023
Commercial and industrial	$1,311	$—	$—	$—	$1,311	$—
Commercial real estate, owner-occupied	434	—	—	—	434	—
Commercial real estate, non-owner occupied	3,081	—		—	3,081	408
Home equity	—	469	—	—	469	—
Total	$4,826	$469	$—	$—	$5,295	$408
1 There were no collateral-dependent residential real estate mortgage loans in process of foreclosure or in substance repossessed at June 30, 2024 and December 31, 2023. The weighted average loan-to-value of real estate secured collateral dependent loans was approximately 130% (82% net of individual reserves for credit losses) at June 30, 2024 and 70% (62% net of individual reserves for credit losses) at December 31, 2023.

Loan Modifications to Borrowers Experiencing Financial Difficulty

The following table summarizes the amortized cost of loans as of June 30, 2024 that were modified during the three and six months ended June 30, 2024 by portfolio class and type of modification granted. There were no modifications of loans during the three and six months ended June 30, 2023 requiring disclosure.
Page-19

(in thousands)	Term Extension	Total Modifications	Percent of Portfolio Class Total
Three months ended June 30, 2024
Home equity	$159	$159	0.2%
Total	$159	$159
Six months ended June 30, 2024
Commercial and industrial	$2,191	$2,191	1.3%
Home equity	241	241	0.3%
Total	$2,432	$2,432

As of June 30, 2024, there were no unfunded loan commitments for loans that were modified during the period presented.

The following table summarizes the financial effect of loan modifications presented in the table above during the three and six months ended June 30, 2024 by portfolio class.

(in thousands)	Weighted-Average Term Extension (in years)
Three months ended June 30, 2024
Home equity	1.0
Six months ended June 30, 2024
Commercial and industrial	0.3
Home equity	5.6

The loan modifications did not significantly impact the determination of the allowance for credit losses on loans during the three and six months ended June 30, 2024.

The Bank closely monitors the performance of the modified loans to understand the effectiveness of its modification efforts. The following table summarizes the amortized cost and payment status of loans as of June 30, 2024 that were modified during the three and six months ended June 30, 2024 by portfolio class.

(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Non-Accrual
Three months ended June 30, 2024
Home equity	$159	$—	$—	$—	$159	$120
Total	$159	$—	$—	$—	$159	$120
Six months ended June 30, 2024
Commercial and industrial	$—	$—	$1,796	$—	$1,796	$1,796
Home equity	238	—	—	—	238	199
Total	$238	$—	$1,796	$—	$2,034	$1,995

There were no loans that defaulted (fully or partially charged-off or became 90 days or more past due) that were modified during the three and six months ended June 30, 2024.

Page-20

Allocation of the Allowance for Credit Losses on Loans

The following table presents the details of the allowance for credit losses on loans segregated by loan portfolio class as of June 30, 2024 and December 31, 2023.

Allocation of the Allowance for Credit Losses on Loans
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, non-owner occupied	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
June 30, 2024
Modeled expected credit losses	$959	$1,279	$7,672	$57	$583	$757	$648	$—	$11,955
Qualitative adjustments	669	1,129	6,627	817	67	12	262	1,023	10,606
Specific allocations	248	—	7,866	—	—	—	—	—	8,114
Total	$1,876	$2,408	$22,165	$874	$650	$769	$910	$1,023	$30,675
December 31, 2023
Modeled expected credit losses	$897	$1,270	$7,380	$185	$482	$619	$634	$—	$11,467
Qualitative adjustments	622	1,205	6,327	1,647	70	33	342	2,038	12,284
Specific allocations	193	1	1,226	—	—	1	—	—	1,421
Total	$1,712	$2,476	$14,933	$1,832	$552	$653	$976	$2,038	$25,172

Allowance for Credit Losses on Loans Rollforward

The following table discloses activity in the allowance for credit losses on loans for the periods presented.

Allowance for Credit Losses on Loans Rollforward
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, non-owner occupied	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
Three months ended June 30, 2024
Beginning balance	$1,727	$2,500	$15,704	$1,282	$627	$692	$920	$2,049	$25,501
Provision (Reversal)	177	(92)	6,461	(408)	23	77	(12)	(1,026)	5,200
(Charge-offs)	(29)	—	—	—	—	—	(1)	—	(30)
Recoveries	1	—	—	—	—	—	3	—	4
Ending balance	$1,876	$2,408	$22,165	$874	$650	$769	$910	$1,023	$30,675
Three months ended June 30, 2023
Beginning balance	$1,941	$2,640	$12,701	$2,019	$538	$577	$882	$2,032	$23,330
(Reversal) Provision	(111)	(51)	500	(86)	23	22	66	137	500
(Charge-offs)	—	—	—	—	—	—	(9)	—	(9)
Recoveries	1	—	—	9	—	—	1	—	11
Ending balance	$1,831	$2,589	$13,201	$1,942	$561	$599	$940	$2,169	$23,832

Allowance for Credit Losses on Loans Rollforward
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, non-owner occupied	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
Six months ended June 30, 2024
Beginning balance	$1,712	$2,476	$14,933	$1,832	$552	$653	$976	$2,038	$25,172
Provision (Reversal)	196	(68)	7,232	(958)	98	116	(51)	(1,015)	5,550
(Charge-offs)	(33)	—	—	—	—	—	(18)	—	(51)
Recoveries	1	—	—	—	—	—	3	—	4
Ending balance	$1,876	$2,408	$22,165	$874	$650	$769	$910	$1,023	$30,675
Six months ended June 30, 2023
Beginning balance	$1,794	$2,487	$12,676	$1,937	$558	$595	$868	$2,068	$22,983
Provision (Reversal)	36	102	525	(12)	3	4	91	101	850
(Charge-offs)	(3)	—	—	—	—	—	(20)	—	(23)
Recoveries	4	—	—	17	—	—	1	—	22
Ending balance	$1,831	$2,589	$13,201	$1,942	$561	$599	$940	$2,169	$23,832

Page-21

Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $1.296 billion and $1.288 billion at June 30, 2024 and December 31, 2023, respectively. In addition, we pledge eligible residential loans, which totaled $109.4 million and $110.4 million at June 30, 2024 and December 31, 2023, respectively, to secure our borrowing capacity with the Federal Reserve Bank ("FRB"). For additional information, see Note 6, Borrowings.

Related Party Loans

The Bank has, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders and their businesses or associates. These transactions, including loans, are granted on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with persons not related to us. Likewise, these transactions do not involve more than the normal risk of collectability or present other unfavorable features. Related party loans totaled $5.7 million and $5.8 million as of June 30, 2024 and December 31, 2023, respectively. In addition, undisbursed commitments to related parties totaled $211 thousand and $212 thousand as of June 30, 2024 and December 31, 2023, respectively.

Note 6: Borrowings and Other Obligations

Federal Home Loan Bank: The Bank had lines of credit with the FHLB totaling $941.7 million and $1.009 billion as of June 30, 2024 and December 31, 2023, respectively, based on eligible collateral of certain loans and investment securities.

Federal Funds Lines of Credit: The Bank had unsecured lines of credit with correspondent banks for overnight borrowings totaling $125.0 million and $135.0 million as of June 30, 2024 and December 31, 2023, respectively.  In general, interest rates on these lines approximate the federal funds target rate.

Federal Reserve Bank: The Bank had a line of credit through the Discount Window at the Federal Reserve Bank of San Francisco ("FRBSF") totaling $335.4 million as of June 30, 2024, secured by investment securities and residential loans. As of December 31, 2023, the Bank had a line of credit through the Discount Window totaling $64.0 million, secured by residential loans, and a $270.2 million line under the Federal Reserve's temporary Bank Term Funding Program ("BTFP") based on the par values of pledged investment securities. When the BTFP program ended on March 11, 2024, the investment securities were reallocated to our borrowing facility through the Discount Window.

Other Obligations: Finance lease liabilities totaling $231 thousand and $298 thousand as of June 30, 2024 and December 31, 2023, respectively, are included in borrowings and other obligations in the consolidated statements of condition. Refer to Note 8, Commitments and Contingencies, for additional information.

The carrying values and weighted average interest rates on borrowings and other obligations as of June 30, 2024 and December 31, 2023 are summarized in the following table.

	June 30, 2024		December 31, 2023
(dollars in thousands)	Carrying Value	Weighted Average Rate	Carrying Value	Weighted Average Rate
FHLB short-term borrowings	$—	—%	$—	—%
Federal funds lines of credit	—	—%	—	—%
FRBSF federal funds purchased	—	—%	—	—%
FRBSF short-term borrowings under the BTFP	—	—%	26,000	5.30%
Other obligations (finance leases)	231	2.34%	298	1.88%
Total borrowings and other obligations	$231	2.34%	$26,298	5.26%

Page-22

Note 7:  Stockholders' Equity

Dividends

On April 25, 2024, Bancorp approved a $0.25 per share cash dividend, paid May 16, 2024 to shareholders of record at the close of business on May 9, 2024. Subsequent to quarter end on July 25, 2024, Bancorp approved a $0.25 per share cash dividend, payable on August 15, 2024 to shareholders of record at the close of business on August 8, 2024.

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

	Six Months Ended
	June 30, 2024	June 30, 2023
Number of shares withheld	3,504	3,132
Total amount withheld (in thousands)	$58	$86
Weighted-average price	$16.59	$27.57

Share Repurchase Program

On July 21, 2023, the Board of Directors approved the adoption of Bancorp's new share repurchase program for up to $25.0 million and expiring on July 31, 2025. There were no repurchases through June 30, 2024 or in the 2023
Page-23

year, however the Bank began repurchasing shares in August 2024 and will continue to assess opportunities to utilize the program.

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

The contractual amount of unfunded loan commitments and standby letters of credit not reflected in the consolidated statements of condition are as follows:

(in thousands)	June 30, 2024	December 31, 2023
Commercial lines of credit	$233,333	$259,989
Revolving home equity lines	213,985	218,935
Undisbursed construction loans	14,089	13,943
Personal and other lines of credit	7,939	9,136
Standby letters of credit	2,787	3,147
Total unfunded loan commitments and standby letters of credit	$472,133	$505,150

We record an allowance for credit losses on unfunded loan commitments at the balance sheet date based on estimates of the probability that these commitments will be drawn upon according to historical utilization experience of the different types of commitments and expected loss rates determined for pooled funded loans. The allowance for credit losses on unfunded commitments totaled $1.1 million at both June 30, 2024 and December 31, 2023, which is included in interest payable and other liabilities in the consolidated statements of condition. There was no provision for credit losses on unfunded loan commitments in the second quarter of 2024 or six month period ended June 30, 2024. The $168 thousand reversal of the provision for credit losses on unfunded loan commitments in the second quarter of 2023 was due primarily to a $39.9 million decrease in total unfunded commitments. The $342 thousand reversal of the provision for credit losses on unfunded loan commitments in the first half of 2023 was due primarily to a $77.3 million decrease in total unfunded commitments.

Leases

We lease premises under long-term non-cancelable operating leases with remaining terms of 31 days to 17 years, 11 months, most of which include escalation clauses and one or more options to extend the lease term, and some of which contain lease termination clauses. Lease terms may include certain renewal options that were considered reasonably certain to be exercised.

We lease certain equipment under finance leases with initial terms of 3 years to 5 years. The equipment finance leases do not contain renewal options, bargain purchase options or residual value guarantees.

Page-24

The following table shows the balances of operating and finance lease right-of-use assets and lease liabilities.

(in thousands)	June 30, 2024	December 31, 2023
Operating leases:
Operating lease right-of-use assets	$20,460	$20,316
Operating lease liabilities	$23,016	$22,906
Finance leases:
Finance lease right-of-use assets	$616	$608
Accumulated amortization	(392)	(319)
Finance lease right-of-use assets, net[1]	$224	$289
Finance lease liabilities [2]	$231	$298
[1] Included in premises and equipment in the consolidated statements of condition.
[2] Included in borrowings and other obligations in the consolidated statements of condition.

The following table shows supplemental disclosures of noncash investing and financing activities for the periods presented.

	Six months ended
(in thousands)	June 30, 2024	June 30, 2023
Right-of-use assets obtained in exchange for operating lease liabilities	$2,417	$572
Right-of-use assets obtained in exchange for finance lease liabilities	$—	$7

The following table shows components of operating and finance lease cost.

	Three months ended		Six months ended
(in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Operating lease cost [1]	$1,245	$1,322	$2,562	$2,932
Finance lease cost:
Amortization of right-of-use assets [2]	$37	$37	$73	$74
Interest on finance lease liabilities [3]	1	2	3	4
Total finance lease cost	$38	$39	$76	$78
Total lease cost	$1,283	$1,361	$2,638	$3,010
[1] Included in occupancy and equipment expense in the consolidated statements of comprehensive income.
[2] Included in depreciation and amortization in the consolidated statements of comprehensive income.
[3] Included in interest on borrowings and other obligations in the consolidated statements of comprehensive income.

The following table shows the future minimum lease payments, weighted average remaining lease terms, and weighted average discount rates under operating and finance lease arrangements as of June 30, 2024. The discount rates used to calculate the present value of lease liabilities were based on the collateralized FHLB borrowing rates that were commensurate with lease terms and minimum payments on the lease commencement date.

(in thousands)	June 30, 2024
Year	Operating Leases	Finance Leases
2024	$2,343	$79
2025	4,295	110
2026	3,561	40
2027	3,291	7
2028	2,910	1
Thereafter	9,857	—
Total minimum lease payments	26,257	237
Amounts representing interest (present value discount)	(3,241)	(6)
Present value of net minimum lease payments (lease liability)	$23,016	$231
Weighted average remaining term (in years)	7.92	1.84
Weighted average discount rate	2.75%	2.34%

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

Page-26

Information on our derivatives follows:

	Asset derivatives		Liability derivatives
(in thousands)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Available-for-sale securities:
Interest rate swaps - notional amount	$101,770	$—	$—	$101,770
Interest rate swaps - fair value[1]	$140	$—	$—	$1,359
Loans receivable:
Interest rate contracts - notional amount	$8,131	$6,441	$—	$2,157
Interest rate contracts - fair value[1]	$411	$287	$—	$2
1 Refer to Note 3, Fair Value of Assets and Liabilities, for valuation methodology.

The following table presents the carrying amount and associated cumulative basis adjustment related to the application of fair value hedge accounting that is included in the carrying amount of hedged assets as of June 30, 2024 and December 31, 2023.

	Carrying Amounts of Hedged Assets		Cumulative Amounts of Fair Value Hedging Adjustments Included in the Carrying Amounts of the Hedged Assets
(in thousands)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Available-for-sale securities [1]	$108,133	$107,181	$140	$(1,359)
Loans receivable [2]	$7,602	$8,183	$(484)	$(367)
[1] Carrying value equals the amortized cost basis of the securities underlying the hedge relationship, which is the book value net of the fair value hedge adjustment. Amortized cost excludes accrued interest totaling $221 thousand and $222 thousand as of June 30, 2024 and December 31, 2023, respectively.

[2] Carrying value equals the amortized cost basis of the loans underlying the hedge relationship, which is the loan balance net of deferred loan origination fees and cost and the fair value hedge adjustment. Amortized cost excludes accrued interest, which was not material.

The following table presents the pretax net gains (losses) recognized in interest income related to our fair value hedges for the years presented.

	Three months ended		Six months ended
(in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest on investment securities [1]
Increase in fair value of interest rate swaps hedging available-for-sale securities	$282	$—	$1,499	$—
Hedged interest earned	206	—	412	—
Decrease in carrying value included in the hedged available-for-sale securities	(282)	—	(1,499)	—
Net gain (loss) recognized in interest income on investment securities	$206	$—	$412	$—
Interest and fees on loans [1]
Increase in fair value of interest rate swaps hedging loans receivable	$11	$250	$126	$29
Hedged interest earned	54	66	109	118
Decrease in carrying value included in the hedged loans	(6)	(243)	(117)	(23)
Decrease in value of yield maintenance agreement	(2)	(2)	(4)	(4)
Net gain recognized in interest income on loans	$57	$71	$114	$120
[1] Represents the income line item in the statement of comprehensive loss in which the effects of fair value hedges are recorded.
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
Page-27

Offsetting of Financial Assets and Derivative Assets
		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in
	Gross Amounts	Offset in the	Assets Presented	the Statements of Condition
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Assets[1]	Condition	of Condition[1]	Instruments	Received	Net Amount
June 30, 2024
Counterparty	$551	$—	$551	$—	$—	$551
Total	$551	$—	$551	$—	$—	$551
December 31, 2023
Counterparty	$287	$—	$287	$—	$—	$287
Total	$287	$—	$287	$—	$—	$287

Offsetting of Financial Liabilities and Derivative Liabilities
		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in
	Gross Amounts	Offset in the	Assets Presented	the Statements of Condition
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Assets[1]	Condition	of Condition[1]	Instruments	Pledged	Net Amount
June 30, 2024
Counterparty	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—
December 31, 2023
Counterparty	$1,361	$—	$1,361	$(287)	$(330)	$744
Total	$1,361	$—	$1,361	$(287)	$(330)	$744
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

Forward-looking statements are based on management's current expectations regarding economic, legislative, and regulatory issues that may impact Bancorp's earnings in future periods. Factors that could cause future results to vary materially from current management expectations include, but are not limited to, general economic conditions and the economic uncertainty in the United States and abroad, including economic or other disruptions to financial markets caused by acts of terrorism, war, impacts from inflation, supply chain disruptions, changes in interest rates (including the actions taken by the Federal Reserve to control inflation), California's unemployment rate, deposit flows, real estate values, and expected future cash flows on loans and securities; the impact of adverse developments at other banks, including bank failures, that impact general sentiment regarding the stability and liquidity of banks; costs or effects of acquisitions; competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; natural disasters (such as wildfires and earthquakes in our area); adverse weather conditions; interruptions of utility service in our markets for sustained periods; and other economic, competitive, governmental, regulatory and technological factors (including external fraud and cybersecurity threats) affecting our operations, pricing, products and services; and successful integration of acquisitions.

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

Page-29

Executive Summary
Net loss for the second quarter of 2024 was $21.9 million, compared to net income of $2.9 million for the first quarter of 2024 and $4.6 million for the second quarter of 2023. Diluted loss per share was $(1.36) for the second quarter of 2024, compared to earnings per share of $0.18 for the preceding quarter and $0.28 for the same quarter a year ago. Net loss for the first six months of 2024 totaled $19.0 million, compared to net income of $14.0 million for the same period last year. Diluted (loss) earnings per share was $(1.18) and $0.87 for the first six months of 2024 and 2023, respectively. Both the second quarter and six months of 2024 results reflected a $32.5 million pre-tax loss from the previously announced balance sheet restructuring and a $5.2 million pre-tax provision for credit losses on loans.

The following are highlights of our operating and financial performance for the periods presented. Additional performance details can be found in the pages that follow.

•As previously announced, the Bank sold 56% of its available-for-sale securities ("AFS") portfolio at an after-tax loss of $22.9 million. Redeployment of the $292.6 million net proceeds is expected to provide a 30 basis point increase in annualized net interest margin and $0.46 per share estimated annualized earnings accretion beginning in the third quarter, assuming an average reinvestment yield of 5.75%. The sale is part of our strategy to improve future earnings and increase return on equity. Excluding the loss on security sales, net income and diluted earnings per share for the second quarter would have been $1.0 million and $0.06, all other factors unchanged (refer to the discussion and reconciliation of this non-GAAP financial measure in the section below entitled Statement Regarding Use of Non-GAAP Financial Measures).

•A $5.6 million provision for credit losses on loans in the first half of 2024 compared to a provision of $850 thousand for the same period last year, bringing the allowance for credit losses to 1.47% of total loans, compared to 1.13% as of June 30, 2023. The provision in 2024 was largely due to an increased individual reserve for one non-owner occupied commercial real estate loan totaling $16.7 million that, although current, has experienced a deteriorating financial condition and a material increase in its loan-to-value ratio associated with a recent valuation of the underlying collateral.

•Non-accrual loans were also significantly impacted by the loan discussed above and increased to 1.62% of total loans as of June 30, 2024 from 0.39% as of December 31, 2023. Net charge-offs were minimal in 2024. Approximately 60% of non-accrual loans were paying as agreed as of June 30, 2024. Subsequent to quarter end, one commercial loan on non-accrual totaling $1.8 million paid off in full.

•Loan balances of $2.082 billion increased $8.7 million from $2.074 billion at December 31, 2023. Loan originations funded were $76.5 million for the six months ended June 30, 2024, compared to $67.7 million for the same period of 2023. Payoffs were $53.0 million in the six months ended June 30, 2024, compared to $46.8 million for the same period in 2023.

•The tax-equivalent net interest margin was 2.51% for the six months ended June 30, 2024, compared to 2.74% for the same period in the prior year. The decrease was primarily attributed to higher deposit costs which reduced the margin by 90 basis points, partially offset by lower borrowing balances which positively impacted the margin by 38 basis points and higher loan yields which contributed 30 basis points.

•Total deposits of $3.214 billion as of June 30, 2024, compared to $3.290 billion as of December 31, 2023. Non-interest bearing deposits made up 44.1% of total deposits as of June 30, 2024, compared to 43.8% as of December 31, 2023. As anticipated, deposit balances rose in July 2024 with a peak of $67.0 million in growth and an ending balance $26.3 million above June 30, 2024 balances.

•Total borrowings were reduced to zero representing a $26.0 million decrease from December 31, 2023, although there were intermittent borrowings averaging $8.9 million in the first six months of 2024. Net available contingent funding sources, including unrestricted cash, unencumbered available-for-sale securities and total available borrowing capacity was $1.797 billion, or 56% of total deposits and 202% of estimated uninsured and/or uncollateralized deposits as of June 30, 2024.

•In the second quarter, the Bank reviewed its expense structure and eliminated some positions not viewed as critical to achieving its strategic objectives within the current operating environment. The Bank recorded severance costs in the second quarter of $243 thousand with an additional amount expected in the third
Page-30

quarter related to the executive officer departure reported on July 25, 2024. The expected pre-tax cost savings for the remainder of 2024 is $876 thousand and the annualized cost savings is approximately $2.7 million.

•Return on average assets ("ROA") was (2.35)% for the second quarter of 2024, compared to 0.31% for the first quarter of 2024, and return on average equity ("ROE") was (20.36)%, compared to 2.70% for the prior quarter. ROA was (1.01)% for the six months ended June 30, 2024, compared to 0.68% in the same period of the prior year. ROE was (8.79)% for the six months ended June 30, 2024, compared to 6.65% in the same period of the prior year. The efficiency ratio for the second quarter of 2024 was (300.37)%, compared to 83.18% for the prior quarter. The efficiency ratio was 237.13% for the six months ended June 30, 2024, compared to 67.74% in the same period of the prior year. Excluding the loss on security sales, ROA, ROE and the efficiency ratio for the first six months of 2024, would have been 0.21%, 1.83% and 84.93%, all other factors unchanged. (Refer to the discussion and reconciliation of this non-GAAP financial measure in the section below entitled Statement Regarding Use of Non-GAAP Financial Measures).

•Capital was above well-capitalized regulatory requirements with Bancorp's and the Bank's total risk-based capital ratios of 16.46% and 15.54%, respectively, as of June 30, 2024. Bancorp's tangible common equity to tangible assets ("TCE ratio") increased to 9.92% as of June 30, 2024, and the Bank's TCE ratio was 9.27%, consistent with prior quarter. While we do not intend to sell our held-to-maturity securities, the TCE ratio, net of after-tax unrealized losses on held-to-maturity securities as if the losses were realized, was 7.74% as of June 30, 2024, compared to 7.80% as of December 31, 2023 (refer to the discussion and reconciliation of this non-GAAP financial measure in the section below entitled Statement Regarding Use of Non-GAAP Financial Measures).

•On July 29, 2024, the Bank purchased a pool of high quality 30-year fixed rate residential mortgage loans totaling $35.7 million that is expected to yield approximately 6.30% based on our prepayment expectations.

•Bancorp's share repurchase program continues to be available for up to $25.0 million, expiring on July 31, 2025. There were no repurchases through June 30, 2024 or in the 2023 year, however the Bank began repurchasing shares in August 2024 and will continue to assess opportunities to utilize the program.

•The Board of Directors approved a cash dividend of $0.25 per share on July 25, 2024, which represents the 77th consecutive quarterly dividend paid by Bancorp. The dividend is payable on August 15, 2024, to shareholders of record at the close of business on August 8, 2024.

Page-31

RESULTS OF OPERATIONS

Highlights of the financial results are presented in the following tables:

	Three months ended		Six months ended
(dollars in thousands, except per share data)	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Selected operating data:
Net interest income	$22,467	$22,694	$45,161	$54,029
Provision for credit losses on loans	5,200	350	5,550	850
Reversal of credit losses on unfunded loan commitments	—	—	—	(342)
Non-interest income	(29,755)	2,754	(27,001)	5,674
Non-interest expense	21,894	21,169	43,063	40,445
Net (loss) income	(21,902)	2,922	(18,980)	13,991
Net (loss) income per common share:
Basic	$(1.36)	$0.18	$(1.18)	$0.88
Diluted	$(1.36)	$0.18	$(1.18)	$0.87
Performance and other financial ratios:
Return on average assets	(2.35)%	0.31%	(1.01)%	0.68%
Return on average equity	(20.36)%	2.70%	(8.79)%	6.65%
Tax-equivalent net interest margin	2.52%	2.50%	2.51%	2.74%
Cost of deposits	1.45%	1.38%	1.41%	0.44%
Cost of funds	1.46%	1.38%	1.42%	0.82%
Efficiency ratio	(300.37)%	83.18%	237.13%	67.74%
Net charge-offs (recoveries)	$26	$21	$47	$1
Cash dividend payout ratio on common stock [1]	NM	138.89%	NM	56.82%
NM - Not meaningful [1] Calculated as dividends on common shares divided by basic net (loss) income per common share.

(dollars in thousands, except per share data)	June 30, 2024	December 31, 2023
Selected financial condition data:
Total assets	$3,694,728	$3,803,903
Investment securities	1,157,527	1,477,226
Loans, net	2,051,724	2,048,548
Deposits	3,213,777	3,290,075
Short-term borrowings and other obligations	231	26,298
Stockholders' equity	434,943	439,062
Book value per share	26.72	27.17
Asset quality ratios:
Allowance for credit losses on loans to total loans	1.47%	1.21%
Allowance for credit losses on loans to non-performing loans	0.91x	3.15x
Non-accrual loans to total loans	1.62%	0.39%
Capital ratios:
Equity to total assets ratio	11.77%	11.54%
Tangible common equity to tangible assets	9.92%	9.73%
Total capital (to risk-weighted assets)	16.46%	16.89%
Tier 1 capital (to risk-weighted assets)	15.23%	15.91%
Tier 1 capital (to average assets)	10.42%	10.46%
Common equity Tier 1 capital (to risk weighted assets)	15.23%	15.91%

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

	Three months ended			Three months ended
	June 30, 2024			March 31, 2024
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning deposits with banks [1]	$67,786	$924	5.39%	$23,439	$321	5.42%
Investment securities [2,3]	1,430,939	8,367	2.34%	1,529,985	8,880	2.32%
Loans [1,3,4,5]	2,059,273	25,215	4.84%	2,067,431	25,130	4.81%
Total interest-earning assets [1]	3,557,998	34,506	3.84%	3,620,855	34,331	3.75%
Cash and non-interest-bearing due from banks	37,248			35,302
Bank premises and equipment, net	7,420			7,708
Interest receivable and other assets, net	148,493			147,405
Total assets	$3,751,159			$3,811,270
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$197,535	$274	0.56%	$215,001	$261	0.49%
Savings accounts	226,985	511	0.90%	230,133	371	0.65%
Money market accounts	1,154,346	8,641	3.01%	1,150,637	8,449	2.95%
Time accounts including CDARS	260,602	2,291	3.54%	264,594	2,280	3.47%
Borrowings and other obligations [1]	10,909	148	5.35%	7,323	91	4.93%
Subordinated debenture [1,5]	—	—	—%	—	—	—%
Total interest-bearing liabilities	1,850,377	11,865	2.58%	1,867,688	11,452	2.47%
Demand accounts	1,421,543			1,458,686
Interest payable and other liabilities	46,547			48,923
Stockholders' equity	432,692			435,973
Total liabilities & stockholders' equity	$3,751,159			$3,811,270
Tax-equivalent net interest income/margin [1]		$22,641	2.52%		$22,879	2.50%
Reported net interest income/margin [1]		$22,467	2.50%		$22,694	2.48%
Tax-equivalent net interest rate spread			1.26%			1.28%

Page-33

	Six months ended			Six months ended
	June 30, 2024			June 30, 2023
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning deposits with banks [1]	$45,613	$1,245	5.40%	$4,217	$104	4.91%
Investment securities [2,3]	1,480,462	17,247	2.33%	1,835,525	20,297	2.21%
Loans [1,3,4,5]	2,063,351	50,346	4.83%	2,114,952	49,115	4.62%
Total interest-earning assets [1]	3,589,426	68,838	3.79%	3,954,694	69,516	3.50%
Cash and non-interest-bearing due from banks	36,275			38,985
Bank premises and equipment, net	7,564			8,471
Interest receivable and other assets, net	147,949			139,134
Total assets	$3,781,214			$4,141,284
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$206,268	$535	0.52%	$252,110	$488	0.39%
Savings accounts	228,559	882	0.78%	307,402	316	0.21%
Money market accounts	1,152,492	17,090	2.98%	950,564	5,377	1.14%
Time accounts including CDARS	262,598	4,571	3.50%	150,384	1,169	1.57%
Borrowings and other obligations [1]	9,116	239	5.18%	297,853	7,589	5.07%
Subordinated debenture [1,5]	—	—	—%	—	—	—%
Total interest-bearing liabilities	1,859,033	23,317	2.52%	1,958,313	14,939	1.54%
Demand accounts	1,440,114			1,709,907
Interest payable and other liabilities	47,735			48,678
Stockholders' equity	434,332			424,386
Total liabilities & stockholders' equity	$3,781,214			$4,141,284
Tax-equivalent net interest income/margin [1]		$45,521	2.51%		$54,577	2.74%
Reported net interest income/margin [1]		$45,161	2.49%		$54,029	2.72%
Tax-equivalent net interest rate spread			1.27%			1.96%
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

[5] Net loan origination costs in interest income totaled $436 thousand, $375 thousand, and $362 thousand for the three months ended June 30, 2024, March 31, 2024, and June 30, 2023, totaled $811 thousand and $552 thousand for the six months ended June 30, 2024 and 2023, respectively.

The following table presents the effects of changes in average balances (volume) or changes in average rates on tax-equivalent net interest income for the periods indicated. Volume variances are equal to the increase or decrease in average balances multiplied by prior period rates. Rate variances are equal to the increase or decrease in rates multiplied by prior period average balances. Mix variances are attributable to the change in yields or rates multiplied by the change in average balances, including one day more in the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

Page-34

	Three months ended June 30, 2024 compared to Three months ended March 31, 2024				Six months ended June 30, 2024 compared to Six months ended June 30, 2023
(in thousands)	Volume	Yield/Rate	Mix	Total	Volume	Yield/Rate	Mix	Total
Interest-earning deposits with banks	$607	$(1)	$(3)	$603	$1,021	$10	$110	$1,141
Investment securities [1]	(575)	66	(4)	(513)	(3,926)	1,086	(210)	(3,050)
Loans [1]	(99)	185	(1)	85	(1,199)	2,207	223	1,231
Total interest-earning assets	(67)	250	(8)	175	(4,104)	3,303	123	(678)
Interest-bearing transaction accounts	(21)	37	(3)	13	(88)	162	(27)	47
Savings accounts	(5)	147	(2)	140	(81)	864	(217)	566
Money market accounts	26	165	1	192	1,142	8,641	1,930	11,713
Time accounts, including CDARS	(34)	46	(1)	11	872	1,435	1,096	3,403
Borrowings and other obligations	45	8	4	57	(7,358)	176	(169)	(7,351)
Total interest-bearing liabilities	11	403	(1)	413	(5,513)	11,278	2,613	8,378
Changes in tax-equivalent net interest income	$(78)	$(153)	$(7)	$(238)	$1,409	$(7,975)	$(2,490)	$(9,056)
[1] Yields and interest income on tax-exempt securities and loans are presented on a taxable-equivalent basis using the federal statutory rate of 21%.
Second Quarter of 2024 Compared to the First Quarter of 2024

Net interest income totaled $22.5 million for the second quarter of 2024, compared to $22.7 million for the prior quarter. The $227 thousand decrease from the prior quarter was primarily related to an increase of $356 thousand in interest expense on deposits and slightly higher intra-quarter borrowing balances. This was partially offset by a $186 thousand increase in interest income from the reallocation of proceeds from investment security sales into higher yielding loans, securities and interest-bearing cash accounts. Quarter-over-quarter, the cost of interest-bearing deposits increased by 10 basis points to 2.56%, decelerating significantly from the 33 basis point increase in the first quarter.

The tax-equivalent net interest margin was 2.52% for the second quarter of 2024, compared to 2.50% for the prior quarter. Higher loan yields contributed 6 basis points while a higher cost of deposits reduced the margin by 5 basis points. The combination of lower average investment security balances and higher average cash and borrowing balances contributed 1 basis point.

First Six Months of 2024 Compared to the First Six Months of 2023

Net interest income totaled $45.2 million for the six months ended June 30, 2024, compared to $54.0 million for the same period in the prior year. The $8.9 million decrease from the prior year was primarily due to higher costing deposits and lower average balances on investments, partially offset by a lower average balance on borrowings and higher yields on loans.

The tax-equivalent net interest margin was 2.51% for the six months ended June 30, 2024, compared to 2.74% for the same period in the prior year. The decrease was primarily attributed to higher deposit costs, which reduced the margin by 90 basis points, partially offset by lower borrowing balances which positively affected the margin by 38 basis points and higher loan yields contributed 30 basis points.

Market Interest Rates

Market interest rates are, in part, based on the target federal funds interest rate (the interest rate banks charge each other for short-term borrowings) implemented by the Federal Reserve Open Market Committee ("FOMC").

In response to the evolving risks to economic activity caused by the COVID-19 pandemic, the FOMC made two emergency federal funds rate cuts totaling 150 basis points in March 2020. The federal funds rate range remained between 0.0% and 0.25% through the beginning of 2022, putting downward pressure on our asset yields and net interest margin. Beginning in March 2022, the FOMC began successive increases to the federal funds rate due to evolving inflation risks, international political unrest, and oil and other supply chain disruptions. As a result of seven rate adjustments during 2022, the federal funds target rate range increased to between 4.25% and 4.50% at year-end 2022 and our net interest margin increased gradually over the course of the year. In 2023, on each of February 1st, March 22nd, May 3rd, and July 26th, the FOMC increased the target rate by 25 basis points to a range of 5.25% to 5.50%. Rising interest rates resulted in rapid increases in the cost of funds through rising deposit costs and
Page-35

increased average borrowings, putting pressure on the net interest margin. Because market interest rates remained high for longer than many market participants anticipated, during the second quarter of 2024 we sold securities with relatively low yields and redeployed the proceeds to pay off borrowings, invest in higher yielding loans and securities, and position the balance sheet for future acquisitions of similar assets. Primarily due to declining rates of inflation and rising unemployment, many market participants now expect the Federal Reserve to begin lowering policy rates during the second half of 2024. Management and the Board are continuously monitoring and analyzing the impact of market rates on the Company's financial condition and results of operations to enhance performance, safety and soundness and returns to shareholders. See ITEM 3. Quantitative and Qualitative Disclosure about Market Risk for further information.

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

The following table shows the activity for the periods presented.

	Three months ended		Six months ended
(dollars in thousands)	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Provision for credit losses on loans	$5,200	$350	$5,550	$850

We recorded a $5.2 million provision for credit losses on loans in the second quarter. The provision was due primarily to an increase to the individual reserve for one non-owner occupied commercial real estate loan totaling $16.7 million placed on non-accrual during the quarter. The underlying collateral property is a multi-story office building located in San Francisco that was materially impacted by the pandemic and subsequent remote work and vacancy issues. After careful monitoring, we downgraded the credit to substandard in the fourth quarter of 2021, and have continued to evaluate the occupancy, operating income, and underlying valuation. The loan is guaranteed, and payments have always been current with enough pledged cash held at the Bank to cover payments to maturity in 2026. Nonetheless, a recent appraisal indicated that the refinance loan amount for which the property would qualify at maturity would likely be less than the payoff amount based on current rents, occupancy, and sponsorship wherewithal. Based on this consideration we chose to place the loan on non-accrual and provision for that shortfall.

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

The provision totaling $850 thousand for the six months ended June 30, 2023 was due primarily to increases in qualitative risk factors to account for continued uncertainty about inflation and recession risks, and from continued negative trends in adversely graded loans and/or collateral values on our non-owner occupied commercial real estate office and multi-family real estate portfolios.

For more information, refer to Note 5, Loans and Allowance for Credit Losses on Loans, to the consolidated financial statements in this Form 10-Q.

Page-36

Non-interest Income

The following table details the components of non-interest income.

	Three months ended
(dollars in thousands)	June 30, 2024	March 31, 2024	Amount Change	Percent Change
Wealth management and trust services	$585	$553	$32	5.8%
Service charges on deposit accounts	541	529	12	2.3%
Debit card interchange fees, net	444	408	36	8.8%
Earnings on bank-owned life insurance, net	421	$435	(14)	(3.2)%
Dividends on Federal Home Loan Bank stock	366	377	(11)	(2.9)%
Merchant interchange fees, net	10	167	(157)	(94.0)%
Loss on sale of investment securities	(32,542)	—	(32,542)	NM
Other income	420	285	135	47.4%
Total non-interest income	$(29,755)	$2,754	$(32,509)	(1,180.4)%

	Six months ended		Amount Change	Percent Change
(dollars in thousands)	June 30, 2024	June 30, 2023
Wealth management and trust services	$1,138	$1,070	$68	6.4%
Service charges on deposit accounts	1,070	1,053	17	1.6%
Earnings on bank-owned life insurance, net	856	1,067	(211)	(19.8)%
Debit card interchange fees, net	852	1,002	(150)	(15.0)%
Dividends on Federal Home Loan Bank stock	743	592	151	25.5%
Merchant interchange fees, net	177	260	(83)	(31.9)%
Loss on sale of investment securities	(32,542)	—	(32,542)	NM
Other income	705	630	75	11.9%
Total non-interest income	$(27,001)	$5,674	$(32,675)	(575.9)%
NM - not meaningful

Second Quarter of 2024 Compared to the First Quarter of 2024

Non-interest income showed a loss of $29.8 million for the second quarter of 2024, compared to income of $2.8 million for the prior quarter. The decrease from the prior quarter was primarily attributed to a $32.5 million pre-tax net loss on sale of available-for-sale investment securities in the second quarter as part of the balance sheet repositioning, as discussed elsewhere in this quarterly report. Excluding the loss on sale, non-interest income was $2.8 million for the second quarter, consistent with prior quarter. See the non-GAAP disclosure below.

First Six Months of 2024 Compared to the First Six Months of 2023

Non-interest income showed a loss of $27.0 million for the first half of 2024, compared to income of $5.7 million for the same period of the prior year. The $32.7 million decrease from the prior year period was primarily attributed to a $32.5 million pre-tax net loss on sale of available-for-sale investment securities in the second quarter of 2024, as discussed above. Additionally, 2023 included higher bank owned life insurance income due to death benefits.

Page-37

Non-interest Expense

The following table details the components of non-interest expense.

	Three months ended
(dollars in thousands)	June 30, 2024	March 31, 2024	Amount Change	Percent Change
Salaries and related benefits	$12,364	$12,084	$280	2.3%
Occupancy and equipment	2,049	1,969	80	4.1%
Professional services	1,043	1,078	(35)	(3.2)%
Data processing	1,005	1,070	(65)	(6.1)%
Deposit network fees	916	845	71	8.4%
Charitable contributions	604	13	591	4,546.2%
Information technology	448	402	46	11.4%
Federal Deposit Insurance Corporation insurance	426	435	(9)	(2.1)%
Depreciation and amortization	379	388	(9)	(2.3)%
Directors' expense	306	317	(11)	(3.5)%
Amortization of core deposit intangible	246	251	(5)	(2.0)%
Other real estate owned	—	—	—	N/A
Other non-interest expense
Advertising	324	296	28	9.5%
Other expense	1,784	2,021	(237)	(11.7)%
Total other non-interest expense	2,108	2,317	(209)	(9.0)%
Total non-interest expense	$21,894	$21,169	$725	3.4%

	Six months ended		Amount Change	Percent Change
(dollars in thousands)	June 30, 2024	June 30, 2023
Salaries and related benefits	$24,448	$22,346	$2,102	9.4%
Occupancy and equipment	4,018	4,394	(376)	(8.6)%
Professional services	2,121	1,920	201	10.5%
Data processing	2,075	1,967	108	5.5%
Deposit network fees	1,761	616	1,145	185.9%
Federal Deposit Insurance Corporation insurance	861	955	(94)	(9.8)%
Information technology	850	727	123	16.9%
Depreciation and amortization	767	1,282	(515)	(40.2)%
Directors' expense	623	621	2	0.3%
Charitable contributions	617	687	(70)	(10.2)%
Amortization of core deposit intangible	497	685	(188)	(27.4)%
Other real estate owned	—	48	(48)	NM
Other non-interest expense
Advertising	621	578	43	7.4%
Other expense	3,804	3,619	185	5.1%
Total other non-interest expense	4,425	4,197	228	5.4%
Total non-interest expense	$43,063	$40,445	$2,618	6.5%
NM - Not Meaningful

Second Quarter of 2024 Compared to the First Quarter of 2024

Non-interest expense totaled $21.9 million for the second quarter of 2024, compared to $21.2 million for the prior quarter, an increase of $725 thousand. The increase included $591 thousand in charitable contributions related to our annual grant program, and $280 thousand in salaries and related benefits, which included both annual merit increases and $243 thousand severance payments related to the recent staff reduction. Last quarter included higher 401(k) contribution matching associated with the usual reset and bonus payments at the beginning of the year. Other expenses decreased by small amounts in various categories including operating expenses due to some efficiencies identified and implemented.

Page-38

First Six Months of 2024 Compared to the First Six Months of 2023

Non-interest expense totaled $43.1 million for the first half of 2024, compared to $40.4 million for the first half of 2023, an increase of $2.6 million. The most significant increase was $2.1 million in salaries and related benefits, which included an increase of 15 full-time equivalents ("FTE") on average, annual merit increases and $243 thousand severance payments related to the recent staff reduction discussed above. Stock-based compensation expenses increased due to the accelerated vesting of an officer's awards due to retirement eligibility. An additional $1.1 million in expenses and fees were associated with an increase in our customers' participation in reciprocal deposit networks to bolster their FDIC insured balances. Increases were partially offset by the combined decrease of $891 thousand in depreciation/amortization and occupancy/equipment expenses related to the 2023 acceleration of expenses related to the closure of two branches and other minor decreases in expenses.

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

The income tax benefit for the second quarter of 2024 totaled $(12.5) million at a negative effective tax rate of (36.3)%, compared to a provision of $1.0 million at an effective tax rate of 25.6% in the prior quarter. The decrease in the provision for income taxes in the second quarter of 2024 reflected a lower pre-tax income as compared to the prior quarter. The decrease in the effective tax rate in the second quarter of 2024 was primarily due to the recording of an income tax benefit resulting from a $32.5 million pre-tax loss on the sale of available-for-sale investment securities.

The income tax benefit for the first half of 2024 totaled $(11.5) million at a negative effective tax rate of (37.7)%, compared to a provision of $4.8 million at an effective tax rate of 25.4% for the first half of 2023. The decrease in the effective tax rate in the first half of 2024, as compared to the same period a year ago, was primarily due to the pre-tax loss on investment securities sale in 2024 as mentioned in the previous paragraph.

We file a consolidated return in the U.S. federal tax jurisdiction and a combined return in the state of California tax jurisdiction. There were no ongoing federal or state income tax examinations at the time of the issuance of this report. As of June 30, 2024, neither the Bank nor Bancorp had accruals for interest or penalties related to unrecognized tax benefits.

Page-39

FINANCIAL CONDITION SUMMARY

Cash, Cash Equivalents and Restricted Cash

Total cash, cash equivalents and restricted cash were $231.4 million at June 30, 2024, an increase of $201.0 million compared to $30.5 million at December 31, 2023, largely due to proceeds of $292.6 million from the sale of available-for-sale securities discussed below.

Investment Securities

The investment securities portfolio totaled $1.158 billion at June 30, 2024, a decrease of $319.7 million from $1.477 billion at December 31, 2023. The decrease was primarily the result of the sale of $325.2 million in available-for-sale securities. The sold securities had an average book yield of 1.94%. The proceeds of the sales were allocated to $19.0 million in securities purchases with an expected yield of 5.23%, intra-quarter borrowing repayments, and loan fundings, with the remainder held in cash available for future use. In addition, there were principal repayments and maturities totaling $40.4 million, a reduction of unrealized loss on available-for-sale securities including the impact of the sales of $28.5 million, and $1.7 million in net amortization.

Both the available-for-sale and held-to-maturity portfolios are eligible for pledging to FHLB or the Federal Reserve as collateral for borrowings. The portfolios are comprised of high credit quality investments with average effective durations of 5.02 on available-for-sale securities and 5.52 on held-to-maturity securities. Both portfolios generate cash flows monthly from interest, principal amortization and payoffs, which supports the Bank's liquidity. Those cash flows totaled $28.6 million and $31.3 million in the second and first quarters of 2024, respectively. See Note 4, Investment Securities, for additional information.

The following table summarizes our investment in obligations of state and political subdivisions at June 30, 2024 and December 31, 2023.

	June 30, 2024			December 31, 2023
(dollars in thousands)	Amortized Cost	Fair Value	% of Total State and Political Subdivisions	Amortized Cost	Fair Value	% of Total State and Political Subdivisions
Within California:
General obligation bonds	$22,921	$18,615	14.5%	$24,191	$20,009	14.7%
Revenue bonds	2,048	1,655	1.3	3,507	2,917	2.1
Total within California	24,969	20,270	15.8	27,698	22,926	16.8
Outside California:
General obligation bonds	108,200	95,670	68.6	108,846	98,139	66.3
Revenue bonds	24,691	21,948	15.6	27,692	25,014	16.9
Total outside California	132,891	117,618	84.2	136,538	123,153	83.2
Total obligations of state and political subdivisions	$157,860	$137,888	100.0%	$164,236	$146,079	100.0%
Percent of investment portfolio	13.3%	13.3%		10.7%	10.7%
Of the total investment in obligations of state and political subdivisions, the largest concentrations outside of California are in Texas (38.4%), Washington (15.8%) and Wisconsin (9.4%). Our investment in obligations issued by municipal issuers in Texas are either guaranteed by the AAA rated Texas Permanent School Fund ("PSF") or backed by revenue sources from essential services (such as utilities and transportation).

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

Loans and Credit Quality

Loans totaled $2.082 billion as of June 30, 2024, compared to $2.074 billion as of December 31, 2023. The increase in the first six months of 2024 totaled $8.7 million, compared to $10.3 million during the six months ended June 30, 2023. Loan originations funded were $76.5 million for the six months ended June 30, 2024, compared to $67.7 million for the six months ended June 30, 2023. The pipeline has grown, and key opportunistic hires and new compensation plans have accelerated calling activity, pipeline growth and diversification. Payoffs were $53.0 million in the six months ended June 30, 2024, compared to $46.8 million for the same period in 2023. The largest portion of payoffs in the first half of 2024 was the result of asset sales by customers.

Non-accrual loans totaled $33.7 million, or 1.62% of the loan portfolio, at June 30, 2024, compared to $8.0 million, or 0.39% at December 31, 2023. The $25.7 million increase primarily resulted from the movement of seven relationships totaling $27.8 million to non-accrual status in the second quarter, $16.7 million of which is the non-owner occupied commercial real estate loan discussed below. Another $8.8 million relationship consisting of two commercial loans, one commercial real estate loan and one home equity loan is anticipated to pay off all related loans in full through the sale of assets in the near future. In the first six months of 2024, pay-offs and paydowns of non-accrual loans totaled $2.5 million. Of the total non-accrual loans as of June 30, 2024, approximately 60% were paying as agreed, 71% were real estate secured, and all are being closely monitored for payments or payoff. Subsequent to quarter end, one commercial loan on non-accrual totaling $1.8 million paid off in full.
During the second quarter, we moved a $16.7 million non-owner occupied commercial real estate loan, mentioned above to non-accrual status. The underlying collateral property is a multi-story office building located in San Francisco that was materially impacted by the pandemic and subsequent remote work and vacancy issues. We downgraded the credit to substandard in the fourth quarter of 2021, and have continued to evaluate the occupancy, operating income, and underlying valuation. The loan is guaranteed, and payments have always been current with enough pledged cash held at the Bank to cover payments to maturity in 2026. Nonetheless, a recent appraisal indicated that the refinance loan amount for which the property would qualify at maturity would likely be less than the payoff amount based on current rents, occupancy, and sponsorship wherewithal. Based on this consideration we chose to provision for that shortfall.

Bank of Marin has continued its steadfast conservative underwriting practices and, in light of current market conditions, our portfolio management and credit teams are exercising heightened vigilance for potential credit quality weakening. Classified loans increased to $54.7 million as of June 30, 2024, compared to $32.3 million as of December 31, 2023.

Accruing loans past due 30 to 89 days totaled $2.2 million as of June 30, 2024, compared to $1.0 million as of December 31, 2023. We had one accruing non-owner-occupied commercial real estate loan over 90 days past due as of June 30, 2024 that has been in extended renewal negotiations, but it is secured and expected to be restored to a current payment status in the near future.

Loans designated special mention, which are not considered adversely classified, decreased by $36.2 million to $99.0 million as of June 30, 2024, from $135.2 million as of December 31, 2023. Of the loans designated special mention, 99% were real estate secured. All but two of the loans, outside of not-for-profits, are guaranteed by owners or sponsors. One of the two loans had a zero balance at June 30, 2024.

Net charge-offs for the first half of 2024 totaled $47 thousand, compared to net charge-offs of $1 thousand for the first half of last year.

For more information, refer to Note 5, Loans and Allowance for Credit Losses on Loans, to the consolidated financial statements in this Form 10-Q.

Page-41

Liabilities - Deposits and Borrowings

During the first six months of 2024, total liabilities decreased by $105.1 million to $3.260 billion. Deposits totaled $3.214 billion at June 30, 2024, a decrease of $76.3 million, compared to $3.290 billion at December 31, 2023. The Bank had zero outstanding borrowings at June 30, 2024 as a result of repayments with proceeds from securities sales compared to $26.0 million at December 31, 2023.

Non-interest bearing deposits made up 44.1% of total deposits at June 30, 2024, compared to 43.8% at December 31, 2023. Additionally, the Bank's competitive and balanced approach to relationship management and focused outreach supported the addition of approximately 2,500 new accounts during the first half of 2024.

During the first six months of 2024, outstanding borrowings decreased by $26.0 million to zero at June 30, 2024, primarily due to the strategic balance sheet repositioning and the resulting proceeds from the sale of AFS securities mentioned above. There were intermittent borrowings averaging $8.9 million in 2024, compared to $297.5 in the first half of 2023. Although available as a liquidity source, we have not utilized brokered deposits. Net available funding sources, including unrestricted cash, unencumbered available-for-sale securities, and remaining borrowing capacity was $1.797 billion, or 56% of total deposits and 202% of estimated uninsured and/or uncollateralized deposits as of June 30, 2024.

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

Management reviews capital ratios on a regular basis and produces a five-year capital plan semi-annually to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet our anticipated future needs.  Stress tests are performed on capital ratios and include scenarios such as additional unrealized losses on the investment portfolio, additional deposit growth and potential share repurchases. For all periods presented, the Bank’s ratios exceed the regulatory definition of “well capitalized” under the regulatory framework for prompt corrective action and Bancorp’s ratios exceed the required minimum ratios to be considered a well-capitalized bank holding company. In addition, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action as of June 30, 2024. There are no conditions or events since that notification that management believes have changed the Bank’s categories and we expect the Bank to remain well capitalized for prompt corrective action purposes.

The total risk-based capital ratio for Bancorp was 16.46% at June 30, 2024, compared to 17.05% at March 31, 2024. The total risk-based capital ratio for the Bank was 15.54% at June 30, 2024, compared to 16.71% at March 31, 2024. Reductions in risk-based capital ratios were related to losses realized on securities sales.

Bancorp's TCE ratio was 9.92% at June 30, 2024, compared to 9.73% at December 31, 2023. Bancorp's TCE ratio, net of after tax unrealized losses on held-to-maturity securities, was 7.74%, compared to 7.80% at December 31, 2023. Management believes this non-GAAP measure is important because it reflects the level of capital available to withstand drastic changes in market conditions (refer to the discussion and reconciliation of this non-GAAP financial measure in the section below entitled Statement Regarding Use of Non-GAAP Financial Measures).

Page-42

The Bancorp’s and Bank’s capital adequacy ratios as of June 30, 2024 and December 31, 2023 are presented in the following tables.

Bancorp Capital Ratios (dollars in thousands)	Actual		Adequately Capitalized Threshold [1]		Threshold to be a Well Capitalized Bank Holding Company
June 30, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$421,184	16.46%	$268,752	10.50%	$255,954	10.00%
Tier 1 Capital (to risk-weighted assets)	$389,821	15.23%	$217,561	8.50%	$204,763	8.00%
Tier 1 Leverage Capital (to average assets)	$389,821	10.42%	$149,686	4.00%	$187,107	5.00%
Common Equity Tier 1 (to risk-weighted assets)	$389,821	15.23%	$179,168	7.00%	$166,370	6.50%
December 31, 2023
Total Capital (to risk-weighted assets)	$440,842	16.89%	$274,002	10.50%	$260,954	10.00%
Tier 1 Capital (to risk-weighted assets)	$415,224	15.91%	$221,811	8.50%	$208,763	8.00%
Tier 1 Leverage Capital (to average assets)	$415,224	10.46%	$158,771	4.00%	$198,464	5.00%
Common Equity Tier 1 (to risk-weighted assets)	$415,224	15.91%	$182,668	7.00%	$169,620	6.50%

Bank Capital Ratios (dollars in thousands)	Actual		Adequately Capitalized Threshold [1]		Threshold to be Well Capitalized under Prompt Corrective Action Provisions
June 30, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$397,781	15.54%	$268,710	10.50%	$255,914	10.00%
Tier 1 Capital (to risk-weighted assets)	$366,418	14.32%	$217,527	8.50%	$204,731	8.00%
Tier 1 Leverage Capital (to average assets)	$366,418	9.79%	$149,672	4.00%	$187,090	5.00%
Common Equity Tier 1 (to risk-weighted assets)	$366,418	14.32%	$179,140	7.00%	$166,344	6.50%
December 31, 2023
Total Capital (to risk-weighted assets)	$433,598	16.62%	$273,986	10.50%	$260,939	10.00%
Tier 1 Capital (to risk-weighted assets)	$407,981	15.64%	$221,798	8.50%	$208,751	8.00%
Tier 1 Leverage Capital (to average assets)	$407,981	10.28%	$158,767	4.00%	$198,459	5.00%
Common Equity Tier 1 (to risk-weighted assets)	$407,981	15.64%	$182,657	7.00%	$169,610	6.50%
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

Net available contingent funding sources, including unrestricted cash, unencumbered available-for-sale securities and total available borrowing capacity was $1.797 billion, or 56% of total deposits and 202% of estimated uninsured and/or uncollateralized deposits as of June 30, 2024.

Page-43

The following table details the components of our contingent liquidity sources as of June 30, 2024.

(in thousands)	Total Available	Amount Used	Net Availability
Internal Sources
Unrestricted cash [1]	$201,854	N/A	$201,854
Unencumbered securities at market value	193,462	N/A	193,462
External Sources
FHLB line of credit	941,699	$—	941,699
FRB line of credit	335,397	—	335,397
Lines of credit at correspondent banks	125,000	—	125,000
Total Liquidity	$1,797,412	$—	$1,797,412
1 Excludes cash items in transit.
Note: Brokered deposits available through third party networks are not included above.

We obtain funds from the repayment and maturity of loans, deposit inflows, investment securities sales, maturities and paydowns, federal funds purchases, FRB and FHLB advances, other borrowings, and cash flow from operations.  Although available as a liquidity source, we have not chosen to utilize brokered deposits. Our primary uses of funds are the origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificates of deposit, repayment of borrowings, dividends to common stockholders, share repurchases and operating expenses.

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
Our cash and cash equivalents increased $201.0 million in the first six months of 2024. The most significant sources of liquidity during the first six months of 2024 were proceeds of $333.0 million from principal paydowns, maturities and sales of investment securities and $7.8 million in net cash provided by operating activities.

Significant uses of liquidity during the first six months of 2024 were $76.3 million in net withdrawals of deposits, $26.0 million in repayments of short-term borrowings, $19.0 million in investment securities purchased, $8.9 million in loan originations and advances, net of principal collected, and $8.1 million in cash dividends paid on common stock to our shareholders. Refer to the Consolidated Statement of Cash Flows in this Form 10-Q for additional information on our sources and uses of liquidity. Management anticipates that our current strong liquidity position, as detailed in this report, and contingent funding sources outlined in the table above are adequate to support our operational needs.

Unfunded loan commitments, as discussed in Note 8 to the Consolidated Financial Statements in this Form 10-Q, totaled $472.1 million at June 30, 2024. We expect to fund these commitments to the extent utilized primarily through the repayment of existing loans, principal paydowns of investment securities, and liquid assets.

Over the next twelve months, $252.4 million of time deposits will mature. We expect to replace these funds with new deposits or excess liquidity. We believe our emphasis on local deposits, combined with our immediately available funding sources, provides a very stable base for our liquidity needs.

We had no borrowings under our credit facilities of at June 30, 2024, and $26.0 million at December 31, 2023, as discussed in Note 6 to the Consolidated Financial Statements in ITEM 1 of this report.

Because Bancorp is a holding company and does not conduct regular banking operations, its primary sources of liquidity are dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to Bancorp without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s net profits from the previous three fiscal years less the amount of dividends paid during that period. The Bank recently received approval for a dividend of $19.0 million which was paid to Bancorp on June 24, 2024. The primary uses of funds for Bancorp are shareholder dividends, share repurchases and ordinary operating expenses.  Bancorp held $23.1 million in cash at June 30, 2024, which is expected to cover cash needs beyond January 1, 2025 when the calculation of dividend approval requirements will be reset.

Page-44

Statement Regarding use of Non-GAAP Financial Measures
Financial results are presented in accordance with GAAP and with reference to certain non-GAAP financial measures. Management believes that, given industry turmoil that largely began in the first quarter of 2023, the presentation of Bancorp's non-GAAP TCE ratio reflecting the after tax impact of unrealized losses on held-to-maturity securities provides useful supplemental information to investors because it reflects the level of capital remaining after a hypothetical liquidation of the entire securities portfolio. In addition, management believes that providing selected financial measures excluding the loss on sale of securities discussed above is useful to investors as the strategic short-term loss taken for long-term profitability makes the operational performance difficult to compare to other periods. Because there are limits to the usefulness of this measure to investors, Bancorp encourages readers to consider its annual and quarterly consolidated financial statements and notes related thereto for their entirety, as filed with the Securities and Exchange Commission, and not to rely on any single financial measure. A reconciliation of the GAAP financial measures to comparable non-GAAP financial measures is presented below.

Reconciliation of GAAP and Non-GAAP Financial Measures

(in thousands, unaudited)		June 30, 2024	December 31, 2023
Tangible Common Equity - Bancorp
Total stockholders' equity		$434,943	439,062
Goodwill and core deposit intangible		(76,023)	(76,520)
Total TCE	a	358,920	362,542
Unrealized losses on HTM securities, net of tax [1]		(93,600)	(86,500)
Unrealized losses on HTM securities included in AOCI, net of tax [2]		8,222	8,761
TCE, net of unrealized losses on HTM securities (non-GAAP)	b	$273,542	$284,803
Total assets		$3,694,728	3,803,903
Goodwill and core deposit intangible		(76,023)	(76,520)
Total tangible assets	c	3,618,705	3,727,383
Unrealized losses on HTM securities, net of tax [1]		(93,600)	(86,500)
Unrealized losses on HTM securities included in AOCI, net of tax [2]		8,222	8,761
Total tangible assets, net of unrealized losses on HTM securities (non-GAAP)	d	$3,533,327	$3,649,644
Bancorp TCE ratio	a / c	9.9%	9.7%
Bancorp TCE ratio, net of unrealized losses on HTM securities (non-GAAP)	b / d	7.7%	7.8%
[1] Unrealized losses on held-to-maturity securities as of June 30, 2024 and December 31, 2023 of $132.9 million and $122.8 million, respectively, including the unrealized losses that resulted from the transfer of securities from AFS to HTM, net of an estimated $39.3 million and $36.3 million, respectively, in deferred tax benefits based on a blended state and federal statutory tax rate of 29.56%.
[2]The remaining unrealized losses that resulted from the transfer of securities from AFS to HTM, net of an estimated $3.5 million and $3.7 million, respectively, in deferred tax benefits based on a blended state and federal statutory tax rate of 29.56% are added back as they are already included in AOCI.

Page-45

(in thousand, unaudited)	Three months ended		Six months ended
Net (loss) income	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Net (loss) income (GAAP)	$(21,902)	$2,922	$(18,980)	$13,991
Adjustments:
Losses on sale of investment securities	32,542	—	32,542	—
Income tax benefit	(9,620)	—	(9,620)	—
Adjustments, net of taxes	22,922	—	22,922	—
Comparable net income (non-GAAP)	$1,020	$2,922	$3,942	$13,991
Diluted (loss) earnings per share
Weighted average diluted shares	16,108	16,092	16,095	16,008
Diluted (loss) earnings per share (GAAP)	$(1.36)	$0.18	$(1.18)	$0.87
Comparable diluted earnings per share (non-GAAP)	$0.06	$0.18	$0.24	$0.87
Return on average assets
Average assets	$3,751,159	$3,811,270	$3,781,214	$4,141,284
Return on average assets (GAAP)	(2.35)%	0.31%	(1.01)%	0.68%
Comparable return on average assets (non-GAAP)	0.11%	0.31%	0.21%	0.68%
Return on average equity
Average stockholders' equity	$432,692	$435,973	$434,332	$424,386
Return on average equity (GAAP)	(20.36)%	2.70%	(8.79)%	6.65%
Comparable return on average equity (non-GAAP)	0.95%	2.70%	1.83%	6.65%
Efficiency ratio
Non-interest expense	$21,894	$21,169	$43,063	$40,445
Net interest income	$22,467	$22,694	$45,161	$54,029
Non-interest income (GAAP)	$(29,755)	$2,754	$(27,001)	$5,674
Losses on sale of investment securities	32,542	—	32,542	—
Non-interest income (non-GAAP)	$2,787	$2,754	$5,541	$5,674
Efficiency ratio (GAAP)	(300.37)%	83.18%	237.13%	67.74%
Comparable efficiency ratio (non-GAAP)	86.70%	83.18%	84.93%	67.74%

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

ALCO and the Board of Directors review our exposure to interest rate risk at least quarterly. We use simulation models to measure interest rate risk and to evaluate strategies to improve profitability in the context of policy guidelines. A simplified statement of condition is prepared on a quarterly basis as a starting point, using instrument level data of our actual loans, investments, borrowings and deposits as inputs. If potential changes to net equity value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, management may adjust the asset and liability mix to bring the risk position within approved limits or take other actions. Governing policies are subject to review by regulators and are updated to incorporate their observations and adapt to changes in idiosyncratic and systemic risks. As of June 30, 2024,
Page-46

interest rate risk was within policy guidelines established by ALCO and the Board. One set of interest rates modeled and evaluated against flat interest rates and a static balance sheet is a series of immediate parallel shifts in the yield curve. Our most recent analysis of our interest rate sensitivity is provided in the following table as an example rather than an expectation of likely interest rate movements.

Immediate Changes in Interest Rates (in basis points)	Estimated Change in Net Interest Income in Year 1, as Percent of Net Interest Income	Estimated Change in Net Interest Income in Year 2, as Percent of Net Interest Income
up 400	(12.4)%	(0.5)%
up 300	(9.1)%	(0.2)%
up 200	(5.8)%	0.1%
up 100	(2.7)%	0.4%
down 100	0.4%	(0.5)%
down 200	1.8%	0.9%
down 300	3.6%	3.0%
down 400	5.9%	6.1%

Interest rate sensitivity is a function of the repricing characteristics of our assets and liabilities. The Bank runs a combination of scenarios and sensitivities in its attempt to capture the range of interest rate risk including the simulations mentioned above. As with any simulation model or other method of measuring interest rate risk, limitations are inherent in the process and dependent on assumptions. For example, lower deposit growth than modeled may cause the Bank to increase its borrowing position, thereby increasing its liability sensitivity. Additionally, assets and liabilities may react differently to changes in market interest rates in terms of both timing and responsiveness to market rate movements. Important deposit modeling assumptions include the speed of deposit run-off and the amount by which interest-bearing deposit rates increase or decrease when market interest rates change, otherwise known as the deposit beta. The above tables reflect deposit betas of up to 68%, averaging 41%, to rates paid on non-maturity interest-bearing deposits in rising rate scenarios and deposit betas of up to 60%, averaging 34%, to rates paid on non-maturity interest-bearing deposits in falling rate scenarios. The actual rates and timing of prepayments on loans and investment securities could vary significantly from the assumptions applied in the various scenarios. Lastly, uneven changes in different tenors of U.S. Treasury rates that result in changes to the shape of the yield curve could produce different results from those presented in the table. Accordingly, the results presented should not be relied upon as indicative of actual results in the event of changing market interest rates.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2024, there were no significant changes that materially affected, or are reasonably likely to affect, our internal control over financial reporting. The term internal control over financial reporting, as defined by Rule 15d-15(f) of the Act, is a process designed by, or under the supervision of, the issuer's
Page-47

principal executive and principal financial officers, or persons performing similar functions, and affected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Issuer Purchases of Equity Securities

On July 21, 2023, the Board of Directors approved the adoption of Bancorp's share repurchase program for up to $25.0 million and expiring on July 31, 2025. There were no repurchases under this program through June 30, 2024 or in the 2023 year, however the Bank began repurchasing shares in August 2024.

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

Bank of Marin Bancorp
(registrant)

August 8, 2024	/s/ Timothy D. Myers
Date	Timothy D. Myers
President and Chief Executive Officer
(Principal Executive Officer)

August 8, 2024	/s/ Tani Girton
Date	Tani Girton
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

Page-50