Form 10-Q
period 2024-09-30
Bank of Marin Bancorp
filed 2024-11-08
CIK 1403475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024
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
Yes   ☐    No  ☒

As of October 31, 2024, there were 16,082,881 shares of common stock outstanding.

Page-2

PART I       FINANCIAL INFORMATION

ITEM 1.     Financial Statements

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data; unaudited)	September 30, 2024	December 31, 2023
Assets
Cash, cash equivalents and restricted cash	$229,172	$30,453
Investment securities:
Held-to-maturity, at amortized cost (net of zero allowance for credit losses at September 30, 2024 and December 31, 2023)	888,804	925,198
Available-for-sale, at fair value (net of zero allowance for credit losses at September 30, 2024 and December 31, 2023)	368,188	552,028
Total investment securities	1,256,992	1,477,226
Loans, at amortized cost	2,090,091	2,073,720
Allowance for credit losses on loans	(30,675)	(25,172)
Loans, net of allowance for credit losses on loans	2,059,416	2,048,548
Goodwill	72,754	72,754
Bank-owned life insurance	70,595	68,102
Operating lease right-of-use assets	19,745	20,316
Bank premises and equipment, net	7,010	7,792
Core deposit intangible, net	3,028	3,766
Interest receivable and other assets	74,121	74,946
Total assets	$3,792,833	$3,803,903
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$1,473,379	$1,441,987
Interest bearing:
Transaction accounts	181,001	225,040
Savings accounts	222,588	233,298
Money market accounts	1,156,483	1,138,433
Time accounts	275,798	251,317
Total deposits	3,309,249	3,290,075
Borrowings and other obligations	193	26,298
Operating lease liabilities	22,278	22,906
Interest payable and other liabilities	24,153	25,562
Total liabilities	3,355,873	3,364,841
Commitments and contingent liabilities (Note 8)
Stockholders' Equity
Preferred stock, no par value, Authorized - 5,000,000 shares, none issued	—	—
Common stock, no par value, Authorized - 30,000,000 shares; issued and outstanding - 16,082,881 and 16,158,413 at September 30, 2024 and December 31, 2023, respectively	215,465	217,498
Retained earnings	247,983	274,570
Accumulated other comprehensive loss, net of taxes	(26,488)	(53,006)
Total stockholders' equity	436,960	439,062
Total liabilities and stockholders' equity	$3,792,833	$3,803,903

The accompanying notes are an integral part of these consolidated financial statements (unaudited).
Page-3

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Three months ended			Nine months ended
(in thousands, except per share amounts; unaudited)	September 30, 2024	June 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest income
Interest and fees on loans	$25,483	$25,109	$24,704	$75,612	$73,541
Interest on investment securities	7,594	8,299	9,345	24,698	29,371
Interest on federal funds sold and due from banks	3,242	924	1,055	4,487	1,159
Total interest income	36,319	34,332	35,104	104,797	104,071
Interest expense
Interest on interest-bearing transaction accounts	339	274	270	874	758
Interest on savings accounts	565	511	229	1,447	545
Interest on money market accounts	8,714	8,641	5,988	25,804	11,365
Interest on time accounts	2,431	2,291	1,555	7,002	2,724
Interest on borrowings and other obligations	1	148	2,593	240	10,182
Total interest expense	12,050	11,865	10,635	35,367	25,574
Net interest income	24,269	22,467	24,469	69,430	78,497
Provision for credit losses on loans	—	5,200	425	5,550	1,275
Reversal of credit losses on unfunded loan commitments	(233)	—	—	(233)	(342)
Net interest income after provision for (reversal of) credit losses	24,502	17,267	24,044	64,113	77,564
Non-interest income
Wealth management and trust services	706	585	515	1,844	1,585
Service charges on deposit accounts	543	541	508	1,613	1,561
Earnings on bank-owned life insurance, net	426	421	371	1,282	1,438
Debit card interchange fees, net	423	444	456	1,275	1,458
Dividends on Federal Home Loan Bank stock	365	366	324	1,108	916
Merchant interchange fees, net	67	10	117	244	377
Gains (losses) on sale of investment securities	1	(32,542)	14	(32,541)	14
Other income	357	420	293	1,062	923
Total non-interest income	2,888	(29,755)	2,598	(24,113)	8,272
Non-interest expense
Salaries and related benefits	10,822	12,364	10,741	35,270	33,087
Occupancy and equipment	2,097	2,049	1,973	6,115	6,367
Professional services	1,879	1,043	757	4,000	2,677
Data processing	1,051	1,005	1,009	3,126	2,976
Deposit network fees	927	916	1,227	2,688	1,843
Federal Deposit Insurance Corporation insurance	582	426	469	1,443	1,424
Information technology	404	448	411	1,254	1,138
Depreciation and amortization	358	379	423	1,125	1,705
Directors' expense	293	306	272	916	893
Amortization of core deposit intangible	241	246	335	738	1,020
Charitable contributions	30	604	20	647	707
Other real estate owned	—	—	—	—	48
Other expense	1,733	2,108	2,110	6,158	6,307
Total non-interest expense	20,417	21,894	19,747	63,480	60,192
Income (loss) before provision for (benefit from) income taxes	6,973	(34,382)	6,895	(23,480)	25,644
Provision for (benefit from) income taxes	2,403	(12,480)	1,600	(9,070)	6,359
Net income (loss)	$4,570	$(21,902)	$5,295	$(14,410)	$19,285
Net income (loss) per common share
Basic	$0.28	$(1.36)	$0.33	$(0.90)	$1.21
Diluted	$0.28	$(1.36)	$0.33	$(0.90)	$1.20
Weighted average shares:
Basic	16,038	16,108	16,028	16,076	16,002
Diluted	16,066	16,108	16,036	16,076	16,017
Comprehensive income (loss):
Net income (loss)	$4,570	$(21,902)	$5,295	$(14,410)	$19,285
Other comprehensive income (loss):
Change in net unrealized gains or losses on available-for-sale securities	8,041	559	(13,792)	4,032	(8,507)
Reclassification adjustment for realized (gains) losses on available-for-sale securities in net income	(1)	32,542	2,793	32,541	2,793
Reclassification adjustment for gains or losses on fair value hedges	(1,584)	282	367	(85)	367
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	385	403	411	1,149	1,325
Other comprehensive income (loss), before tax	6,841	33,786	(10,221)	37,637	(4,022)
Deferred tax expense (benefit)	2,022	9,981	(3,021)	11,119	(1,188)
Other comprehensive income (loss), net of tax	4,819	23,805	(7,200)	26,518	(2,834)
Total comprehensive income (loss)	$9,389	$1,903	$(1,905)	$12,108	$16,451
The accompanying notes are an integral part of these consolidated financial statements (unaudited).
Page-4

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the three months ended September 30, 2024 and 2023

(in thousands, except share data; unaudited)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total
	Shares	Amount
	Three months ended September 30, 2024
Balance at July 1, 2024	16,278,260	$218,773	$247,477	$(31,307)	$434,943
Net income	—	—	4,570	—	4,570
Other comprehensive income, net of tax	—	—	—	4,819	4,819
Stock issued under employee stock purchase plan	439	8	—	—	8
Stock issued under employee stock ownership plan	30,000	561	—	—	561
Restricted stock surrendered for tax withholdings upon vesting	(294)	(6)	—	—	(6)
Restricted stock forfeited / cancelled	(21,001)	—	—	—	—
Stock-based compensation - stock options	—	5	—	—	5
Stock-based compensation - restricted stock	—	103	—	—	103
Cash dividends paid on common stock ($0.25 per share)	—	—	(4,064)	—	(4,064)
Stock issued in payment of director fees	15,477	255	—	—	255
Stock repurchased	(220,000)	(4,234)	—	—	(4,234)
Balance at September 30, 2024	16,082,881	$215,465	$247,983	$(26,488)	$436,960
	Three months ended September 30, 2023
Balance at July 1, 2023	16,107,192	$216,589	$276,732	$(69,380)	$423,941
Net income	—	—	5,295	—	5,295
Other comprehensive loss, net of tax	—	—	—	(7,200)	(7,200)
Stock issued under employee stock purchase plan	879	15	—	—	15
Stock issued under employee stock ownership plan	5,800	120	—	—	120
Restricted stock granted	12,550	—	—	—	—
Restricted stock forfeited / cancelled	(850)	—	—	—	—
Stock-based compensation - stock options	—	21	—	—	21
Stock-based compensation - restricted stock	—	209	—	—	209
Cash dividends paid on common stock ($0.25 per share)	—	—	(4,031)	—	(4,031)
Stock issued in payment of director fees	13,750	248	—	—	248
Balance at September 30, 2023	16,139,321	$217,202	$277,996	$(76,580)	$418,618

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the nine months ended September 30, 2024 and 2023

(in thousands, except share data; unaudited)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total
	Shares	Amount
	Nine months ended September 30, 2024
Balance at January 1, 2024	16,158,413	$217,498	$274,570	$(53,006)	$439,062
Net loss	—	—	(14,410)	—	(14,410)
Other comprehensive income, net of tax	—	—	—	26,518	26,518
Stock issued under employee stock purchase plan	1,811	30	—	—	30
Stock issued under employee stock ownership plan	54,600	986	—	—	986
Restricted stock granted	106,964	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(3,798)	(64)	—	—	(64)
Restricted stock forfeited / cancelled	(42,396)	—	—	—	—
Stock-based compensation - stock options	—	42	—	—	42
Stock-based compensation - restricted stock	—	694	—	—	694
Cash dividends paid on common stock ($0.75 per share)	—	—	(12,177)	—	(12,177)
Stock issued in payment of director fees	27,287	513	—	—	513
Stock repurchased	(220,000)	(4,234)	—	—	(4,234)
Balance at September 30, 2024	16,082,881	$215,465	$247,983	$(26,488)	$436,960
	Nine months ended September 30, 2023
Balance at January 1, 2023	16,029,138	$215,057	$270,781	$(73,746)	$412,092
Net income	—	—	19,285	—	19,285
Other comprehensive loss, net of tax	—	—	—	(2,834)	(2,834)
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	11,530	230	—	—	230
Stock issued under employee stock purchase plan	2,035	36	—	—	36
Stock issued under employee stock ownership plan	39,800	967	—	—	967
Restricted stock granted	61,978	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(2,498)	(70)	—	—	(70)
Restricted stock forfeited / cancelled	(21,024)	—	—	—	—
Stock-based compensation - stock options	—	159	—	—	159
Stock-based compensation - restricted stock	—	425	—	—	425
Cash dividends paid on common stock ($0.75 per share)	—	—	(12,070)	—	(12,070)
Stock issued in payment of director fees	18,362	398	—	—	398
Balance at September 30, 2023	16,139,321	$217,202	$277,996	$(76,580)	$418,618

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Page-5

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2024 and 2023

(in thousands; unaudited)	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(14,410)	$19,285
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for credit losses on loans	5,550	1,275
Reversal of credit losses on unfunded loan commitments	(233)	(342)
Noncash contribution expense to employee stock ownership plan	986	967
Noncash director compensation expense	513	398
Stock-based compensation expense	736	584
Amortization of core deposit intangible	738	1,020
Amortization of investment security premiums, net of accretion of discounts	3,050	5,529
Accretion of discounts on acquired loans, net	(228)	(461)
Net change in deferred loan origination costs/fees	109	(800)
Write-down of other real estate owned	—	40
Loss (gain) on sale of investment securities	32,541	(14)
Depreciation and amortization	1,125	1,705
Earnings on bank-owned life insurance policies	(1,282)	(1,438)
Net changes in interest receivable and other assets	(10,199)	196
Net changes in interest payable and other liabilities	(1,345)	6,928
Total adjustments	32,061	15,587
Net cash provided by operating activities	17,651	34,872
Cash Flows from Investing Activities:
Purchase of available-for-sale securities	(133,485)	—
Proceeds from sale of available-for-sale securities	292,621	79,840
Proceeds from paydowns/maturities of held-to-maturity securities	36,820	37,046
Proceeds from paydowns/maturities of available-for-sale securities	26,409	50,749
Proceeds from sale of Visa Inc. Class B restricted common stock	—	2,807
Decrease in loans receivable, net	19,508	6,634
Purchase of loans	(35,874)	—
Purchase of bank-owned life insurance policies	(1,211)	—
Proceeds from bank-owned life insurance policies	—	766
Purchase of premises and equipment	(356)	(1,737)
Proceeds from sale of premises and equipment	21	—
Proceeds from sale of other real estate owned	—	420
Cash paid for low income housing tax credit investment	(1)	(39)
Net cash provided by investing activities	204,452	176,486
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	19,174	(129,664)
(Repayment of) proceeds from short-term borrowings, net	(26,000)	8,000
Repayment of finance lease obligations	(113)	(112)
Proceeds from stock options exercised	—	230
Restricted stock surrendered for tax withholdings upon vesting	(64)	(70)
Cash dividends paid on common stock	(12,177)	(12,070)
Stock repurchased	(4,234)	—
Proceeds from stock issued under employee and director stock purchase plans	30	36
Net cash used in financing activities	(23,384)	(133,650)
Net increase (decrease) in cash, cash equivalents and restricted cash	198,719	77,708
Cash, cash equivalents and restricted cash at beginning of period	30,453	45,424
Cash, cash equivalents and restricted cash at end of period	$229,172	$123,132
Supplemental disclosure of cash flow information:
Interest paid on deposits and borrowings	$35,417	$23,036
Income taxes paid, net of refunds	$2,100	$—
Supplemental disclosure of noncash investing and financing activities:
Change in net unrealized gains or losses on available-for-sale securities	$4,032	$(8,507)
Amortization of net unrealized loss on available-for-sale securities transferred to held-to-maturity	$1,149	$1,325
Stock issued to employee stock ownership plan	$986	$967
Restricted cash[1]	$—	$—
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

	Three months ended		Nine months ended
(in thousands, except per share data)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Weighted average basic common shares outstanding	16,038	16,028	16,076	16,002
Potentially dilutive common shares related to:
Stock options	—	—	—	5
Unvested restricted stock awards	29	8	—	10
Weighted average diluted common shares outstanding	16,066	16,036	16,076	16,017
Net income (loss)	$4,570	$5,295	$(14,410)	$19,285
Basic earnings (loss) per common share	$0.28	$0.33	$(0.90)	$1.21
Diluted earnings (loss) per common share [1]	$0.28	$0.33	$(0.90)	$1.20
Weighted average anti-dilutive common shares not included in the calculation of diluted EPS	296	362	392	368
[1] Because Bancorp was in a net loss position for the nine months ended September 30, 2024, diluted net loss per share is the same as basic net loss per share, as the inclusion of potentially dilutive common shares would have been anti-dilutive.

.
Note 2: Recently Adopted and Issued Accounting Standards

Accounting Standards Adopted in 2024

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendment reduces diversity in practice by clarifying that a separate contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. In addition, this ASU
Page-7

provided amended examples to illustrate that a restriction that is a characteristic of the equity security, which market participants would take into account when pricing them, would be considered in measuring fair value. This ASU also introduced new disclosure requirements. The amendments were effective prospectively for years beginning after December 15, 2023. As discussed in Note 4, Investment Securities, in 2023 we sold our remaining shares of Visa Inc. Class B restricted common stock. As a result of the sale, this update had no impact on our financial condition, results of operations or disclosures.

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

Accounting Standards Not Yet Effective
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, enhanced interim disclosure requirements, clarifying circumstances in which an entity can disclose multiple segment measures of profit or loss, providing new segment disclosure requirements for entities with a single reportable segment, and requiring other disclosures. The amendments are effective for annual reporting periods beginning after December 15, 2023 (i.e., 2024 Form 10-K) and interim periods within fiscal years beginning after December 31, 2024, and shall be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. Since this ASU only requires additional disclosure, adoption of this ASU will not have an impact on our financial condition, results of operations or cash flows.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments are intended to improve income statement expense disclosure requirements, primarily through enhanced disclosures about certain costs and expenses included in income statement expense captions. The amendments are effective for annual reporting periods beginning after December 15, 2026 (i.e., 2027 Form 10-K) and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of the amendments on our financial statement disclosures upon adoption.

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

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measurement Categories: Changes in Fair Value Recorded In1
September 30, 2024
Securities available-for-sale:
Commercial mortgage-backed securities, mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$257,458	$—	$257,458	$—	OCI
SBA-backed securities	$314	$—	$314	$—	OCI
Debentures of government sponsored agencies	$7,508	$—	$7,508	$—	OCI
U.S. Treasury securities	$10,975	$10,975	$—	$—	OCI
Obligations of state and political subdivisions	$86,355	$—	$86,355	$—	OCI
Corporate bonds	$5,578	$—	$5,578	$—	OCI
Derivative financial assets (interest rate contracts)	$181	$—	$181	$—	NI
Derivative financial liabilities (interest rate contracts)	$1,466	$—	$1,466	$—	NI
December 31, 2023
Securities available-for-sale:
Commercial mortgage-backed securities, mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$352,472	$—	$352,472	$—	OCI
SBA-backed securities	$19,471	$—	$19,471	$—	OCI
Debentures of government sponsored agencies	$66,862	$—	$66,862	$—	OCI
U.S. Treasury securities	$10,623	$10,623	$—	$—	OCI
Obligations of state and political subdivisions	$91,882	$—	$91,882	$—	OCI
Corporate bonds	$10,718	$—	$10,718	$—	OCI
Derivative financial assets (interest rate contracts)	$287	$—	$287	$—	NI
Derivative financial liabilities (interest rate contracts)	$1,361	$—	$1,361	$—	NI
 1 Other comprehensive income ("OCI") or net income ("NI").

Available-for-sale securities are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of available-for-sale securities. Level 1 securities include U.S. Treasury securities. If quoted market prices are not available, we obtain pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves,
Page-9

prepayment speeds, probability of default, loss severity and credit spreads (Level 2).   Level 2 securities include obligations of state and political subdivisions, U.S. agencies or government-sponsored agencies' debt securities, mortgage-backed securities, government agency-issued securities, and corporate bonds. As of September 30, 2024 and December 31, 2023, there were no Level 3 securities.

Held-to-maturity securities may be subject to an allowance for credit losses as a result of our evaluation of expected losses due to credit quality factors. We did not record any credit loss expense on held-to-maturity securities during the nine months ended September 30, 2024 or September 30, 2023. Fair value of held-to-maturity securities is determined using the same techniques discussed above for available-for-sale securities.

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
Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of September 30, 2024 and December 31, 2023, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in this note). The carrying amounts in the following table are recorded in the consolidated statements of condition under the indicated captions. Further, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements such as bank-owned life insurance policies ("BOLI"), lease obligations and non-maturity deposit liabilities. Additionally, we held shares of Federal Home Loan Bank ("FHLB") of San Francisco stock at cost as of September 30, 2024 and December 31, 2023. There were no impairments or changes resulting from observable price changes in orderly transactions for the identical or similar investments of the same issuer as of September 30, 2024 or December 31, 2023. See further discussion on values within Note 4, Investment Securities.

	September 30, 2024			December 31, 2023
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets (recorded at amortized cost)
Cash and cash equivalents	$229,172	$229,172	Level 1	$30,453	$30,453	Level 1
Investment securities held-to-maturity	888,804	799,524	Level 2	925,198	814,830	Level 2
Loans, net of allowance for credit losses	2,059,416	1,975,959	Level 3	2,048,548	1,939,702	Level 3
Interest receivable	11,022	11,022	Level 2	12,752	12,752	Level 2
Financial liabilities (recorded at amortized cost)
Time deposits	275,798	277,598	Level 2	251,317	252,824	Level 2
FRBSF short-term borrowings under the BTFP	—	—	Level 2	26,000	25,998	Level 2
Interest payable	2,715	2,715	Level 2	2,752	2,752	Level 2
Page-10

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
The value of off-balance-sheet financial instruments is estimated based on the fee income associated with the commitments, which in the absence of credit exposure, is considered to approximate their settlement value. The fair value of commitment fees was not material as of September 30, 2024 or December 31, 2023.

Note 4:  Investment Securities

Our investment securities portfolio consists of U.S. Treasury securities, obligations of state and political subdivisions, U.S. federal government agencies, such as the Government National Mortgage Association ("GNMA") and Small Business Administration ("SBA"), and U.S. government-sponsored enterprises ("GSEs"), such as the Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC"), Federal Farm Credit Banks Funding Corporation and FHLB, and U.S. and foreign corporations. We also invest in residential and commercial mortgage-backed securities (“MBS”/"CMBS") and collateralized mortgage obligations (“CMOs”) issued or guaranteed by the GSEs, as reflected in the following table.

A summary of the amortized cost, fair value and allowance for credit losses related to securities held-to-maturity as of September 30, 2024 and December 31, 2023 is presented below.

Held-to-maturity:	Amortized Cost [1]	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized		Fair Value
(in thousands)				Gains	(Losses)
September 30, 2024
Securities of U.S. government-sponsored enterprises:
CMBS issued by FHLMC, FNMA and GNMA	$243,622	$—	$243,622	$—	$(28,231)	$215,391
CMOs issued by FHLMC, FNMA and GNMA	214,385	—	214,385	97	(12,732)	201,750
MBS pass-through securities issued by FHLMC, FNMA and GNMA	196,247	—	196,247	24	(23,301)	172,970
SBA-backed securities	1,514	—	1,514	—	(43)	1,471
Debentures of government-sponsored agencies	141,357	—	141,357	—	(17,775)	123,582
Obligations of state and political subdivisions	61,679	—	61,679	6	(6,698)	54,987
Corporate bonds	30,000	—	30,000	—	(627)	29,373
Total held-to-maturity	$888,804	$—	$888,804	$127	$(89,407)	$799,524
December 31, 2023
Securities of U.S. government-sponsored enterprises:
CMBS issued by FHLMC, FNMA and GNMA	$247,441	$—	$247,441	$—	$(35,071)	$212,370
CMOs issued by FHLMC, FNMA and GNMA	228,761	—	228,761	28	(16,882)	211,907
MBS pass-through securities issued by FHLMC, FNMA and GNMA	208,983	—	208,983	—	(27,326)	181,657
SBA-backed securities	1,853	—	1,853	—	(90)	1,763
Debentures of government-sponsored agencies	146,126	—	146,126	—	(21,994)	124,132
Obligations of state and political subdivisions	62,034	—	62,034	47	(7,884)	54,197
Corporate bonds	30,000	—	30,000	—	(1,196)	28,804
Total held-to-maturity	$925,198	$—	$925,198	$75	$(110,443)	$814,830
[1] Amortized cost and fair values exclude accrued interest receivable of $2.5 million and $3.6 million at September 30, 2024 and December 31, 2023, respectively, which is included in interest receivable and other assets in the consolidated statements of condition.

Management measures expected credit losses on held-to-maturity securities collectively by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to MBS, CMBS and CMOs issued or guaranteed by the GSEs, and SBA-backed securities, we expect to receive all the contractual principal and interest on these securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities. With regard to securities issued by states and political subdivisions and corporate bonds, management considers: (i) issuer and/or
Page-11

guarantor credit ratings, (ii) historical probability of default and loss given default rates for given bond ratings and remaining maturity, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, (iv) internal credit review of the financial information, and (v) whether or not such securities have credit enhancements such as guarantees, contain a defeasance clause, or are pre-refunded by the issuers. Based on the comprehensive analysis, no credit losses are expected.

The following table summarizes the amortized cost of our portfolio of held-to-maturity securities issued by states and political subdivisions and corporate bonds by Moody's and/or Standard & Poor's bond ratings as of September 30, 2024 and December 31, 2023.

	Obligations of state and political subdivisions		Corporate bonds
(in thousands)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Aaa / AAA	$42,265	$42,577	$—	$—
Aa1 / AA+	19,414	19,457	—	—
A2 / A	—	—	30,000	30,000
Total	$61,679	$62,034	$30,000	$30,000

A summary of the amortized cost, fair value and allowance for credit losses related to securities available-for-sale as of September 30, 2024 and December 31, 2023 is presented below.

Available-for-sale:	Amortized Cost [1]	Gross Unrealized		Allowance for Credit Losses	Fair Value
(in thousands)		Gains	(Losses)
September 30, 2024
Securities of U.S. government-sponsored enterprises:
CMBS issued by FHLMC, FNMA and GNMA	$194,316	$404	$(3,942)	$—	$190,778
CMOs issued by FHLMC, FNMA and GNMA	44,208	20	(5,248)	—	38,980
MBS pass-through securities issued by FHLMC, FNMA and GNMA	31,520	3	(3,823)	—	27,700
SBA-backed securities	332	—	(18)	—	314
Debentures of government- sponsored agencies	8,971	—	(1,463)	—	7,508
U.S. Treasury securities	11,937	—	(962)	—	10,975
Obligations of state and political subdivisions	95,782	—	(9,427)	—	86,355
Corporate bonds	6,000	—	(422)	—	5,578
Total available-for-sale	$393,066	$427	$(25,305)	$—	$368,188
December 31, 2023
Securities of U.S. government-sponsored enterprises:
CMBS issued by FHLMC, FNMA and GNMA	$160,968	$—	$(13,279)	$—	147,689
CMOs issued by FHLMC, FNMA and GNMA	153,689	—	(17,420)	—	136,269
MBS pass-through securities issued by FHLMC, FNMA and GNMA	77,680	2	(9,168)	$—	68,514
SBA-backed securities	21,126	—	(1,655)	—	19,471
Debentures of government- sponsored agencies	73,899	—	(7,037)	—	66,862
U.S. Treasury securities	11,923	—	(1,300)		10,623
Obligations of state and political subdivisions	102,202	1	(10,321)	—	91,882
Corporate bonds	11,992	—	(1,274)	—	10,718
Total available-for-sale	$613,479	$3	$(61,454)	$—	$552,028
[1] Amortized cost and fair value exclude accrued interest receivable of $1.6 million and $2.3 million at September 30, 2024 and December 31, 2023, respectively, which is included in interest receivable and other assets in the consolidated statements of condition.

Page-12

The amortized cost and fair value of investment debt securities by contractual maturity at September 30, 2024 and December 31, 2023 are shown below. Expected maturities may differ from contractual maturities if the issuers of the securities have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2024				December 31, 2023
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$36,491	$36,300	$68,969	$68,925	$—	$—	$101	$100
After one but within five years	118,449	113,039	127,751	124,740	87,887	84,541	226,669	208,444
After five years through ten years	230,261	200,089	45,908	40,767	304,976	261,654	95,552	85,447
After ten years	503,603	450,096	150,438	133,756	532,335	468,635	291,157	258,037
Total	$888,804	$799,524	$393,066	$368,188	$925,198	$814,830	$613,479	$552,028

Sales of investment securities and gross gains and losses are shown in the following table:

	Three months ended		Nine months ended
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Available-for-sale:
Sales proceeds	$—	$79,840	$292,621	$79,840
Gross realized gains	—	5	—	5
Gross realized losses	—	(2,798)	(32,541)	(2,798)
Sale of equity securities: [1]
Sales proceeds	—	2,807	—	2,807
Gross realized gain	—	2,807	—	2,807
1 Refer to VISA Inc. Class B Common Stock section below for more information.

The reported values of pledged investment securities are shown in the following table.

(in thousands)	September 30, 2024	December 31, 2023
Pledged to the State of California:
Secure public deposits in compliance with the Local Agency Security Program	$277,095	$287,436
Collateral for trust deposits	934	666
Collateral for Wealth Management and Trust Services checking account	1,310	562
Total investment securities pledged to the State of California	279,339	288,664
Bankruptcy trustee deposits pledged with Federal Reserve Bank	729	1,151
Pledged to FHLB Securities-Backed Credit Program	288,162	383,484
Pledged to the Federal Reserve "BTFP"	—	265,660
Pledged to the Federal Reserve Discount Window	369,499	—
Total pledged investment securities	$937,729	$938,959

Page-13

There were 254 and 313 securities in unrealized loss positions at September 30, 2024 and December 31, 2023, respectively. Those securities are summarized and classified according to the duration of the loss period in the tables below:

September 30, 2024	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
CMBS issued by FHLMC, FNMA and GNMA	$8,888	$(35)	$206,503	$(28,196)	$215,391	$(28,231)
CMOs issued by FHLMC, FNMA and GNMA	7,819	(1,204)	182,278	(11,528)	190,097	(12,732)
MBS pass-through securities issued by FHLMC, FNMA and GNMA	—	—	169,133	(23,301)	169,133	(23,301)
SBA-backed securities	—	—	1,471	(43)	1,471	(43)
Debentures of government-sponsored agencies	—	—	123,582	(17,775)	123,582	(17,775)
Obligations of state and political subdivisions	4,057	(1)	45,312	(6,697)	49,369	(6,698)
Corporate bonds			29,373	(627)	29,373	(627)
Total held-to-maturity	20,764	(1,240)	757,652	(88,167)	778,416	(89,407)
Available-for-sale:
CMBS issued by FHLMC, FNMA and GNMA	76,278	(92)	60,550	(3,850)	136,828	(3,942)
CMOs issued by FHLMC, FNMA and GNMA	—	—	36,052	(5,248)	36,052	(5,248)
MBS pass-through securities issued by FHLMC, FNMA and GNMA	—	—	27,535	(3,823)	27,535	(3,823)
SBA-backed securities	—	—	314	(18)	314	(18)
Debentures of government- sponsored agencies	—	—	7,508	(1,463)	7,508	(1,463)
U.S. Treasury securities	—	—	10,975	(962)	10,975	(962)
Obligations of state and political subdivisions	—	—	86,355	(9,427)	86,355	(9,427)
Corporate bonds	—	—	5,578	(422)	5,578	(422)
Total available-for-sale	76,278	(92)	234,867	(25,213)	311,145	(25,305)
Total securities at loss position	$97,042	$(1,332)	$992,519	$(113,380)	$1,089,561	$(114,712)
Page-14

December 31, 2023	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
CMBS issued by FHLMC, FNMA and GNMA	$10,988	$(244)	$201,383	$(34,826)	$212,371	$(35,070)
CMOs issued by FHLMC, FNMA and GNMA	51,136	(432)	156,515	(16,451)	207,651	(16,883)
MBS pass-through securities issued by FHLMC, FNMA and GNMA	—	—	181,656	(27,326)	181,656	(27,326)
SBA-backed securities	—	—	1,763	(90)	1,763	(90)
Debentures of government- sponsored agencies	—	—	124,132	(21,994)	124,132	(21,994)
Obligations of state and political subdivisions	—	—	44,437	(7,884)	44,437	(7,884)
Corporate Bonds	—	—	28,804	(1,196)	28,804	(1,196)
Total held-to-maturity	62,124	(676)	738,690	(109,767)	800,814	(110,443)
Available-for-sale:
CMBS issued by FHLMC, FNMA and GNMA	1,235	(7)	146,454	(13,272)	147,689	(13,279)
CMOs issued by FHLMC, FNMA and GNMA	—	—	136,269	(17,420)	136,269	(17,420)
MBS pass-through securities issued by FHLMC, FNMA and GNMA	—	—	68,237	(9,168)	68,237	(9,168)
SBA-backed securities	—	—	19,471	(1,655)	19,471	(1,655)
Debentures of government- sponsored agencies	—	—	66,862	(7,037)	66,862	(7,037)
U.S. Treasury securities	—	—	10,623	(1,300)	10,623	(1,300)
Obligations of state and political subdivisions	666	(1)	90,655	(10,320)	91,321	(10,321)
Corporate Bonds	—	—	10,718	(1,274)	10,718	(1,274)
Total available-for-sale	1,901	(8)	549,289	(61,446)	551,190	(61,454)
Total securities at loss position	$64,025	$(684)	$1,287,979	$(171,213)	$1,352,004	$(171,897)

As of September 30, 2024, the investment portfolio included 245 investment securities that had been in a continuous loss position for twelve months or more and nine investment securities that had been in a loss position for less than twelve months.

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
No allowances for credit losses have been recognized on available-for-sale securities in an unrealized loss position, as management does not believe any of the securities are impaired due to credit risk factors at either September 30, 2024 or December 31, 2023. In addition, for any available-for-sale securities in an unrealized loss position at September 30, 2024 and December 31, 2023, the Bank assessed whether it intended to sell the securities, or if it was more likely than not that it would be required to sell the securities before recovery of its amortized cost basis, which would require a write-down to fair value through net income. Because the Bank did not intend to sell those securities that were in an unrealized loss position, and it was not more-likely-than-not that the Bank would be required to sell the securities before recovery of their amortized cost bases, the Bank determined that no write-down was necessary as of the reporting date.

On July 7, 2023, the Bank entered into various interest rate swap agreements with notional values totaling $101.8 million to hedge balance sheet interest rate sensitivity and protect selected securities in its available-for-sale
Page-15

portfolio against changes in fair value related to changes in the benchmark interest rate. Subsequent to quarter end, on November 4, 2024, the Bank terminated these contracts resulting in an immaterial loss that will be amortized over the life of the hedged securities. For additional details, refer to Note 9, Derivative Financial Instruments and Hedging Activities.

Non-Marketable Securities Included in Other Assets

FHLB Capital Stock

As a member of the FHLB, we are required to maintain a minimum investment in FHLB capital stock as determined by the Board of Directors of the FHLB. The minimum investment requirements can increase in the event we increase our total asset size or borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. We held $16.7 million of FHLB stock included in other assets on the consolidated statements of condition at both September 30, 2024 and December 31, 2023. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks, and they do not have a readily determinable market value. Based on our analysis of FHLB's financial condition and certain qualitative factors, we determined that the FHLB stock was not impaired at September 30, 2024 and December 31, 2023. On October 24, 2024, FHLB announced a cash dividend for the third quarter of 2024 at an annualized dividend rate of 8.75% to be distributed in mid-November 2024. Cash dividends paid on FHLB capital stock are recorded as non-interest income.

For further information, refer to Note 8, Commitments and Contingencies.

Low Income Housing Tax Credits

We invest in low-income housing tax credit funds as a limited partner, which totaled $1.7 million and $2.0 million recorded in other assets as of September 30, 2024 and December 31, 2023, respectively. In the first nine months of 2024, we recognized $394 thousand of low-income housing tax credits and other tax benefits, offset by $328 thousand of amortization expense of low-income housing tax credit investment, as a component of income tax expense. As of September 30, 2024, our unfunded commitments for these low-income housing tax credit funds totaled $342 thousand. We did not recognize any impairment losses on these low-income housing tax credit investments during the first nine months of 2024 or 2023, as the value of the future tax benefits exceeds the carrying value of the investments.

Note 5:  Loans and Allowance for Credit Losses on Loans

The following table presents the amortized cost of loans by portfolio class as of September 30, 2024 and December 31, 2023.

(in thousands)	September 30, 2024	December 31, 2023
Commercial and industrial	$160,390	$153,750
Real estate:
Commercial owner-occupied	318,712	333,181
Commercial non-owner occupied	1,266,377	1,219,385
Construction	39,326	99,164
Home equity	86,479	82,087
Other residential	150,573	118,508
Installment and other consumer loans	68,234	67,645
Total loans, at amortized cost [1]	2,090,091	2,073,720
Allowance for credit losses on loans	(30,675)	(25,172)
Total loans, net of allowance for credit losses on loans	$2,059,416	$2,048,548
1 Amortized cost includes net deferred loan origination costs of $2.5 million and $2.7 million at September 30, 2024 and December 31, 2023, respectively. Amounts are also net of unrecognized purchase discounts of $1.1 million and $2.0 million at September 30, 2024 and December 31, 2023, respectively. Amortized cost excludes accrued interest, which totaled $6.7 million and $6.6 million at September 30, 2024 and December 31, 2023, respectively, and is included in interest receivable and other assets in the consolidated statements of condition.

Page-16

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
Page-17

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

The following tables present the loan portfolio by loan portfolio class, origination/renewal year and internal risk rating as of September 30, 2024 and December 31, 2023. The current year vintage table reflects gross charge-offs by loan portfolio class and year of origination. Generally, existing term loans that were re-underwritten are reflected in the table in the year of renewal. Lines of credit that have a conversion feature at the time of origination, such as construction to perm loans, are presented by year of origination.

(in thousands)	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
September 30, 2024	2024	2023	2022	2021	2020	Prior		Total
Commercial and industrial:
Pass and Watch	$9,669	$22,021	$8,149	$1,543	$2,819	$29,046	$70,364	$143,611
Special Mention	882	—	—	—	11	250	8,152	9,295
Substandard	—	—	—	—	—	—	7,484	7,484
Total commercial and industrial	$10,551	$22,021	$8,149	$1,543	$2,830	$29,296	$86,000	$160,390
Gross current period charge-offs	$—	$—	$—	$—	$—	$—	$(33)	$(33)
Commercial real estate, owner-occupied:
Pass and Watch	$11,192	$13,656	$45,195	$44,900	$34,531	$134,195	$209	$283,878
Special Mention	—	380	—	19,046	808	9,563	—	29,797
Substandard	—	—	2,141	—	—	2,896	—	5,037
Total commercial real estate, owner-occupied	$11,192	$14,036	$47,336	$63,946	$35,339	$146,654	$209	$318,712
Commercial real estate, non-owner occupied:
Pass and Watch	$89,580	$65,290	$165,948	$197,932	$188,605	$468,764	$8,930	$1,185,049
Special Mention	—	—	2,750	2,108	—	38,154	—	43,012
Substandard	—	872	—	2,150	—	35,294	—	38,316
Total commercial real estate, non-owner occupied	$89,580	$66,162	$168,698	$202,190	$188,605	$542,212	$8,930	$1,266,377
Page-18

(in thousands)	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
September 30, 2024	2024	2023	2022	2021	2020	Prior		Total
Construction:
Pass and Watch	$14,518	$2,045	$15,311	$—	$—	$—	$—	$31,874
Special Mention	7,452	—	—	—	—	—	—	7,452
Total construction	$21,970	$2,045	$15,311	$—	$—	$—	$—	$39,326
Home equity:
Pass and Watch	$76	$—	$—	$—	$—	$1,131	$84,111	$85,318
Substandard	—	—	—	—	—	179	982	1,161
Total home equity	$76	$—	$—	$—	$—	$1,310	$85,093	$86,479
Other residential:
Pass and Watch	$39,456	$17,371	$19,791	$13,091	$24,549	$36,315	$—	$150,573
Total other residential	$39,456	$17,371	$19,791	$13,091	$24,549	$36,315	$—	$150,573
Installment and other consumer:
Pass and Watch	$14,656	$16,991	$11,525	$8,133	$3,028	$12,084	$1,385	$67,802
Substandard	—	—	—	432	—	—	—	432
Total installment and other consumer	$14,656	$16,991	$11,525	$8,565	$3,028	$12,084	$1,385	$68,234
Gross current period charge-offs	$—	$(14)	$—	$(3)	$—	$—	$(1)	$(18)
Total loans:
Pass and Watch	$179,147	$137,374	$265,919	$265,599	$253,532	$681,535	$164,999	$1,948,105
Total Special Mention	$8,334	$380	$2,750	$21,154	$819	$47,967	$8,152	$89,556
Total Substandard	$—	$872	$2,141	$2,582	$—	$38,369	$8,466	$52,430
Totals	$187,481	$138,626	$270,810	$289,335	$254,351	$767,871	$181,617	$2,090,091
Total gross current period charge-offs	$—	$(14)	$—	$(3)	$—	$—	$(34)	$(51)

(in thousands)	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
December 31, 2023	2023	2022	2021	2020	2019	Prior		Total
Commercial and industrial:
Pass and Watch	$25,615	$9,187	$2,970	$3,718	$15,128	$21,004	$62,486	$140,108
Special Mention	—	—	—	—	334	—	9,300	9,634
Substandard	—	—	—	—	1,311	2,697	—	4,008
Total commercial and industrial	$25,615	$9,187	$2,970	$3,718	$16,773	$23,701	$71,786	$153,750
Commercial real estate, owner-occupied:
Pass and Watch	$13,128	$41,808	$49,887	$37,708	$40,994	$114,018	$56	$297,599
Special Mention	1,431	4,498	15,636	820	286	8,902	—	31,573
Substandard	—	2,231	—	—	—	1,778	—	4,009
Total commercial real estate, owner-occupied	$14,559	$48,537	$65,523	$38,528	$41,280	$124,698	$56	$333,181
Commercial real estate, non-owner occupied:
Pass and Watch	$76,718	$172,028	$196,340	$150,831	$139,860	$368,675	$9,832	$1,114,284
Special Mention	—	2,790	9,498	11,776	15,708	41,602	—	81,374
Substandard	878	272	2,204	—	—	20,373	—	23,727
Total commercial real estate, non-owner occupied	$77,596	$175,090	$208,042	$162,607	$155,568	$430,650	$9,832	$1,219,385
Construction:
Pass and Watch	$13,138	$24,403	$19,521	$29,512	$—	$—	$—	$86,574
Special Mention	12,590	—	—	—	—	—	—	12,590
Total construction	$25,728	$24,403	$19,521	$29,512	$—	$—	$—	$99,164
Home equity:
Pass and Watch	$—	$—	$—	$—	$—	$734	$80,773	$81,507
Substandard	—	—	—	—	—	369	211	580
Total home equity	$—	$—	$—	$—	$—	$1,103	$80,984	$82,087
Other residential:
Pass and Watch	$17,861	$20,114	$13,390	$25,637	$20,935	$20,571	$—	$118,508
Total other residential	$17,861	$20,114	$13,390	$25,637	$20,935	$20,571	$—	$118,508
Installment and other consumer:
Pass and Watch	$22,038	$14,528	$10,632	$4,687	$5,300	$9,399	$1,061	$67,645
Total installment and other consumer	$22,038	$14,528	$10,632	$4,687	$5,300	$9,399	$1,061	$67,645
Total loans:
Pass and Watch	$168,498	$282,068	$292,740	$252,093	$222,217	$534,401	$154,208	$1,906,225
Total Special Mention	$14,021	$7,288	$25,134	$12,596	$16,328	$50,504	$9,300	$135,171
Total Substandard	$878	$2,503	$2,204	$—	$1,311	$25,217	$211	$32,324
Totals	$183,397	$291,859	$320,078	$264,689	$239,856	$610,122	$163,719	$2,073,720

Page-19

The following table shows the amortized cost of loans by portfolio class, payment aging and non-accrual status as of September 30, 2024 and December 31, 2023.

Loan Aging Analysis by Class
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, non-owner occupied	Construction	Home equity	Other residential	Installment and other consumer	Total
September 30, 2024
30-59 days past due	$547	$2,270	$89	$—	$1,152	$—	$162	$4,220
60-89 days past due	4	—	2,917	—	654	—	2	3,577
90 days or more past due [1]	7,484	122	11,140	—	254	—	216	19,216
Total past due	8,035	2,392	14,146	—	2,060	—	380	27,013
Current	152,355	316,320	1,252,231	39,326	84,419	150,573	67,854	2,063,078
Total loans [1]	$160,390	$318,712	$1,266,377	$39,326	$86,479	$150,573	$68,234	$2,090,091
Non-accrual loans [2]	$7,483	$1,578	$29,229	$—	$1,161	$—	$432	$39,883
Non-accrual loans with no allowance	$—	$1,578	$871	$—	$1,161	$—	$432	$4,042
December 31, 2023
30-59 days past due	$2,991	$618	$—	$—	$43	$83	$195	$3,930
60-89 days past due	69	—	2,204	—	—	—	1	2,274
90 days or more past due [1]	1,311	149	—	—	—	—	—	1,460
Total past due	4,371	767	2,204	—	43	83	196	7,664
Current	149,379	332,414	1,217,181	99,164	82,044	118,425	67,449	2,066,056
Total loans [1]	$153,750	$333,181	$1,219,385	$99,164	$82,087	$118,508	$67,645	$2,073,720
Non-accrual loans [2]	$4,008	$434	$3,081	$—	$469	$—	$—	$7,992
Non-accrual loans with no allowance	$1,311	$434	$877	$—	$469	$—	$—	$3,091
1 There were no non-performing loans over 90 days past due and accruing interest as of September 30, 2024 or December 31, 2023.
2 None of the non-accrual loans as of September 30, 2024 or December 31, 2023 were earning interest on a cash or accrual basis. We reversed $257 thousand and $523 thousand in accrued interest income for loans that were placed on non-accrual status during the three and nine months ended September 30, 2024, respectively. We reversed accrued interest income of $131 thousand and $158 thousand for loans that were placed on non-accrual status during the three and nine months ended September 30, 2023, respectively.

Collateral Dependent Loans

The following table presents the amortized cost basis of individually analyzed collateral-dependent loans, which were all on non-accrual status, by portfolio class at September 30, 2024 and December 31, 2023.

	Amortized Cost by Collateral Type
(in thousands)	Commercial Real Estate	Residential Real Estate	Other	Total [1]	Allowance for Credit Losses
September 30, 2024
Commercial real estate, owner-occupied	$1,578	$—	$—	$1,578	$—
Commercial real estate, non-owner occupied	29,229	—	—	29,229	7,971
Home equity	—	1,161	—	1,161	—
Installment and other consumer	—	—	432	432	—
Total	$30,807	$1,161	$432	$32,400	$7,971
December 31, 2023
Commercial and industrial	$1,311	$—	$—	$1,311	$—
Commercial real estate, owner-occupied	434	—	—	434	—
Commercial real estate, non-owner occupied	3,081	—	—	3,081	408
Home equity	—	469	—	469	—
Total	$4,826	$469	$—	$5,295	$408
1 There were no collateral-dependent residential real estate mortgage loans in process of foreclosure or in substance repossessed at September 30, 2024 and December 31, 2023. The weighted average loan-to-value of real estate secured collateral dependent loans was approximately 120% (84% net of individual reserves for credit losses) at September 30, 2024 and 70% (62% net of individual reserves for credit losses) at December 31, 2023.

Page-20

Loan Modifications to Borrowers Experiencing Financial Difficulty

The following table summarizes the amortized cost of loans as of September 30, 2024 that were modified during the nine months ended September 30, 2024 by portfolio class and type of modification granted. There were no modifications of loans during the three months ended September 30, 2024 requiring disclosure.

(in thousands)	Term Extension	Total Modifications	Percent of Portfolio Class Total
Nine months ended September 30, 2024
Home equity	$192	$192	0.2%
Total	$192	$192

The following table summarizes the amortized cost of loans as of September 30, 2023 that were modified during the three and nine months ended September 30, 2023 by portfolio class and type of modification granted.

(in thousands)	Term Extension	Total Modifications	Percent of Portfolio Class Total
Three months ended September 30, 2023
Commercial and industrial	$391	$391	0.2%
Commercial owner-occupied	1,056	1,056	0.3%
Total	$1,447	$1,447
Nine months ended September 30, 2023
Commercial and industrial	$391	$391	0.2%
Commercial owner-occupied	1,056	1,056	0.3%
Total	$1,447	$1,447

As of September 30, 2024 and September 30, 2023, there were no unfunded loan commitments for loans that were modified during the periods presented.

The following table summarizes the financial effect of loan modifications presented in the table above during the nine months ended September 30, 2024 by portfolio class.

Weighted-Average Term Extension (in years)
Nine months ended September 30, 2024
Home equity	6.5

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

The loan modifications did not significantly impact the determination of the allowance for credit losses on loans during the three and nine months ended September 30, 2024 or September 30, 2023.

Page-21

The Bank closely monitors the performance of the modified loans to understand the effectiveness of its modification efforts. The following table summarizes the amortized cost and payment status of loans as of September 30, 2024 that were modified during the nine months ended September 30, 2024 by portfolio class.

(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Non-Accrual
Nine months ended September 30, 2024
Home equity	$192	$—	$—	$—	$192	$117
Total	$192	$—	$—	$—	$192	$117

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

There were no loans that defaulted (fully or partially charged-off or became 90 days or more past due) that were modified during the three and nine months ended September 30, 2024 or September 30, 2023.

Allocation of the Allowance for Credit Losses on Loans

The following table presents the details of the allowance for credit losses on loans segregated by loan portfolio class as of September 30, 2024 and December 31, 2023.

Allocation of the Allowance for Credit Losses on Loans
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, non-owner occupied	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
September 30, 2024
Modeled expected credit losses	$807	$1,238	$7,580	$49	$583	$1,143	$651	$—	$12,051
Qualitative adjustments	663	1,107	6,549	611	64	2	269	1,140	10,405
Specific allocations	248	—	7,971	—	—	—	—	—	8,219
Total	$1,718	$2,345	$22,100	$660	$647	$1,145	$920	$1,140	$30,675
December 31, 2023
Modeled expected credit losses	$897	$1,270	$7,380	$185	$482	$619	$634	$—	$11,467
Qualitative adjustments	622	1,205	6,327	1,647	70	33	342	2,038	12,284
Specific allocations	193	1	1,226	—	—	1	—	—	1,421
Total	$1,712	$2,476	$14,933	$1,832	$552	$653	$976	$2,038	$25,172

Page-22

Allowance for Credit Losses on Loans Rollforward

The following table discloses activity in the allowance for credit losses on loans for the periods presented.

Allowance for Credit Losses on Loans Rollforward
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, non-owner occupied	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
Three months ended September 30, 2024
Beginning balance	$1,876	$2,408	$22,165	$874	$650	$769	$910	$1,023	$30,675
(Reversal) Provision	(158)	(63)	(65)	(214)	(3)	376	10	117	—
(Charge-offs)	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Ending balance	$1,718	$2,345	$22,100	$660	$647	$1,145	$920	$1,140	$30,675
Three months ended September 30, 2023
Beginning balance	$1,831	$2,589	$13,201	$1,942	$561	$599	$940	$2,169	$23,832
(Reversal) Provision	(20)	(59)	423	68	4	6	13	(10)	425
(Charge-offs)	(4)	—	—	—	—	—	(2)	—	(6)
Recoveries	1	—	—	8	—	—	—	—	9
Ending balance	$1,808	$2,530	$13,624	$2,018	$565	$605	$951	$2,159	$24,260

Allowance for Credit Losses on Loans Rollforward
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, non-owner occupied	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
Nine months ended September 30, 2024
Beginning balance	$1,712	$2,476	$14,933	$1,832	$552	$653	$976	$2,038	$25,172
Provision (Reversal)	38	(131)	7,167	(1,172)	95	492	(41)	(898)	5,550
(Charge-offs)	(33)	—	—	—	—	—	(18)	—	(51)
Recoveries	1	—	—	—	—	—	3	—	4
Ending balance	$1,718	$2,345	$22,100	$660	$647	$1,145	$920	$1,140	$30,675
Nine months ended September 30, 2023
Beginning balance	$1,794	$2,487	$12,676	$1,937	$558	$595	$868	$2,068	$22,983
Provision	16	43	948	56	7	10	104	91	1,275
(Charge-offs)	(7)	—	—	—	—	—	(22)	—	(29)
Recoveries	5	—	—	25	—	—	1	—	31
Ending balance	$1,808	$2,530	$13,624	$2,018	$565	$605	$951	$2,159	$24,260

Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $1.324 billion and $1.288 billion at September 30, 2024 and December 31, 2023, respectively. In addition, we pledge eligible residential loans, which totaled $109.0 million and $110.4 million at September 30, 2024 and December 31, 2023, respectively, to secure our borrowing capacity with the Federal Reserve Bank ("FRB"). For additional information, see Note 6, Borrowings.

Related Party Loans

The Bank has, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders and their businesses or associates. These transactions, including loans, are granted on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with persons not related to us. Likewise, these transactions do not involve more than the normal risk of collectability or present other unfavorable features. Related party loans totaled $4.3 million and $5.8 million as of September 30, 2024 and December 31, 2023, respectively. In addition, undisbursed commitments to related parties totaled $211 thousand and $212 thousand as of September 30, 2024 and December 31, 2023, respectively.

Page-23

Note 6: Borrowings and Other Obligations

Federal Home Loan Bank: The Bank had lines of credit with the FHLB totaling $923.6 million and $1.009 billion as of September 30, 2024 and December 31, 2023, respectively, based on eligible collateral of certain loans and investment securities.

Federal Funds Lines of Credit: The Bank had unsecured lines of credit with correspondent banks for overnight borrowings totaling $125.0 million and $135.0 million as of September 30, 2024 and December 31, 2023, respectively.  In general, interest rates on these lines approximate the federal funds target rate.

Federal Reserve Bank: The Bank had a line of credit through the Discount Window at the Federal Reserve Bank of San Francisco ("FRBSF") totaling $377.8 million as of September 30, 2024, secured by investment securities and residential loans. As of December 31, 2023, the Bank had a line of credit through the Discount Window totaling $64.0 million, secured by residential loans, and a $270.2 million line under the Federal Reserve's temporary Bank Term Funding Program ("BTFP") based on the par values of pledged investment securities. When the BTFP program ended on March 11, 2024, the investment securities were reallocated to our borrowing facility through the Discount Window.

Other Obligations: Finance lease liabilities totaling $193 thousand and $298 thousand as of September 30, 2024 and December 31, 2023, respectively, are included in borrowings and other obligations in the consolidated statements of condition. Refer to Note 8, Commitments and Contingencies, for additional information.

The carrying values and weighted average interest rates on borrowings and other obligations as of September 30, 2024 and December 31, 2023 are summarized in the following table.

	September 30, 2024		December 31, 2023
(dollars in thousands)	Carrying Value	Weighted Average Rate	Carrying Value	Weighted Average Rate
FHLB short-term borrowings	$—	—%	$—	—%
Federal funds lines of credit	—	—%	—	—%
FRBSF federal funds purchased	—	—%	—	—%
FRBSF short-term borrowings under the BTFP	—	—%	26,000	5.30%
Other obligations (finance leases)	193	2.48%	298	1.88%
Total borrowings and other obligations	$193	2.48%	$26,298	5.15%

Note 7:  Stockholders' Equity

Dividends

On July 25, 2024, Bancorp approved a $0.25 per share cash dividend, paid August 15, 2024 to shareholders of record at the close of business on August 8, 2024. Subsequent to quarter end on October 24, 2024, Bancorp approved a $0.25 per share cash dividend, payable on November 14, 2024 to shareholders of record at the close of business on November 7, 2024.

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

Page-24

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

	Nine months ended
	September 30, 2024	September 30, 2023
Number of shares withheld	3,798	3,132
Total amount withheld (in thousands)	$64	$86
Weighted-average price	$16.89	$27.57

Share Repurchase Program

On July 21, 2023, the Board of Directors approved the adoption of Bancorp's new share repurchase program for up to $25.0 million and expiring on July 31, 2025. Bancorp repurchased 220,000 shares totaling $4.2 million at an average price of $19.21 per share in the three and nine months ended September 30, 2024. There were no repurchases in 2023. Bancorp will continue to assess opportunities to utilize the program.

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

Page-25

The contractual amount of unfunded loan commitments and standby letters of credit not reflected in the consolidated statements of condition are as follows:

(in thousands)	September 30, 2024	December 31, 2023
Commercial lines of credit	$222,320	$259,989
Revolving home equity lines	210,657	218,935
Undisbursed construction loans	9,971	13,943
Personal and other lines of credit	8,237	9,136
Standby letters of credit	2,997	3,147
Total unfunded loan commitments and standby letters of credit	$454,182	$505,150

We record an allowance for credit losses on unfunded loan commitments at the balance sheet date based on estimates of the probability that these commitments will be drawn upon according to historical utilization experience of the different types of commitments and expected loss rates determined for pooled funded loans. The allowance for credit losses on unfunded commitments totaled $894 thousand and $1.1 million as of September 30, 2024 and December 31, 2023, respectively, which is included in interest payable and other liabilities in the consolidated statements of condition. There was a reversal of this allowance of $233 thousand in the third quarter and first nine months of 2024, compared to no provision and a reversal of $342 thousand in in the third quarter and first nine months of the prior year, respectively. The reversals were due to decreases in available commitments.

Leases

We lease premises under long-term non-cancelable operating leases with remaining terms of 31 days to 17 years, 8 months, most of which include escalation clauses and one or more options to extend the lease term, and some of which contain lease termination clauses. Lease terms may include certain renewal options that were considered reasonably certain to be exercised.

We lease certain equipment under finance leases with initial terms of three years to five years. The equipment finance leases do not contain renewal options, bargain purchase options or residual value guarantees.

The following table shows the balances of operating and finance lease right-of-use assets and lease liabilities.

(in thousands)	September 30, 2024	December 31, 2023
Operating leases:
Operating lease right-of-use assets	$19,745	$20,316
Operating lease liabilities	$22,278	$22,906
Finance leases:
Finance lease right-of-use assets	$616	$608
Accumulated amortization	(430)	(319)
Finance lease right-of-use assets, net[1]	$186	$289
Finance lease liabilities [2]	$193	$298
[1] Included in premises and equipment in the consolidated statements of condition.
[2] Included in borrowings and other obligations in the consolidated statements of condition.

The following table shows supplemental disclosures of noncash investing and financing activities for the periods presented.

	Nine months ended
(in thousands)	September 30, 2024	September 30, 2023
Right-of-use assets obtained in exchange for operating lease liabilities	$2,737	$572
Right-of-use assets obtained in exchange for finance lease liabilities	$8	$7

Page-26

The following table shows components of operating and finance lease cost.

	Three months ended		Nine months ended
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Operating lease cost [1]	$1,186	$1,289	$3,748	$4,221
Finance lease cost:
Amortization of right-of-use assets [2]	$37	$37	$111	$111
Interest on finance lease liabilities [3]	1	2	4	5
Total finance lease cost	$38	$39	$115	$116
Total lease cost	$1,224	$1,328	$3,863	$4,337
[1] Included in occupancy and equipment expense in the consolidated statements of comprehensive income.
[2] Included in depreciation and amortization in the consolidated statements of comprehensive income.
[3] Included in interest on borrowings and other obligations in the consolidated statements of comprehensive income.

The following table shows the future minimum lease payments, weighted average remaining lease terms, and weighted average discount rates under operating and finance lease arrangements as of September 30, 2024. The discount rates used to calculate the present value of lease liabilities were based on the collateralized FHLB borrowing rates that were commensurate with lease terms and minimum payments on the lease commencement date.

(in thousands)	September 30, 2024
Year	Operating Leases	Finance Leases
2024	$1,212	$39
2025	4,532	111
2026	3,582	40
2027	3,291	7
2028	2,910	1
Thereafter	9,856	—
Total minimum lease payments	25,383	198
Amounts representing interest (present value discount)	(3,105)	(5)
Present value of net minimum lease payments (lease liability)	$22,278	$193
Weighted average remaining term (in years)	7.78	1.66
Weighted average discount rate	2.81%	2.48%

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

Page-27

In the third quarter of 2024, the Bank recorded a non-recurring accrual for a legal resolution of a Private Attorneys General Act/putative class action lawsuit of $615 thousand, pre-tax, involving alleged violations of wage and hour laws for all non-exempt employees covering any and all claims that were or could have been alleged in the operative complaint through the financial period of December 11, 2019 to October 12, 2024. The Bank shall pay an "all in" Gross Settlement Amount ("GSA") of $615 thousand to settle all of the wage and hour class and PAGA claims, and the named Plaintiff's individual claims. This amount settles all claims that were or could have been asserted based on the facts alleged in the operative complaint, and the as of yet unasserted individual claims by the named plaintiff, and includes attorneys' fees, costs including the cost of administration, and incentive payments. The only amount over and above the GSA which the Bank shall pay is its share of payroll taxes on the amount of the net settlement that is allocated as wages. There has been no finding of wrongdoing and the Bank denies all claims. The settlement agreement still requires final court approval and notice requirements; however, the Bank does not anticipate further costs related to this action. We are not aware of any other similar wage and hour claims at this time.

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

On July 7, 2023, the Bank entered into various interest rate swap agreements with notional values totaling $101.8 million split evenly between terms of 2.5 and 3.0 years to hedge balance sheet interest rate sensitivity and protect certain of our fixed rate available-for-sale securities against changes in fair value related to changes in the benchmark interest rate. The interest rate swaps involve the receipt of floating rate interest from a counterparty in exchange for us making fixed-rate interest payments over the lives of the agreements, without the exchange of the underlying notional values. The transactions were designated as partial term fair value hedges and structured such that the changes in the fair value of the interest rate swaps are expected to be perfectly effective in offsetting the changes in the fair value of the hedged items attributable to changes in the SOFR OIS swap rate, the designated benchmark interest rate. Because the hedges met the criteria for using the shortcut method, there is no need to periodically reassess effectiveness during the term of the hedges. For fair value designated hedges, the gains or losses on the hedging instruments as well as the offsetting loss or gain on the hedged items, are recognized in current earnings as their fair values change. Subsequent to quarter end, on November 4, 2024, the Bank terminated these contracts resulting in an immaterial loss that will be amortized over the life of the hedged securities.

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

Page-28

Information on our derivatives follows:

	Asset derivatives		Liability derivatives
(in thousands)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Available-for-sale securities:
Interest rate swaps - notional amount	$—	$—	$101,770	$101,770
Interest rate swaps - fair value[1]	$—	$—	$1,444	$1,359
Loans receivable:
Interest rate contracts - notional amount	$5,925	$6,441	$1,969	$2,157
Interest rate contracts - fair value[1]	$181	$287	$22	$2
1 Refer to Note 3, Fair Value of Assets and Liabilities, for valuation methodology.

The following table presents the carrying amount and associated cumulative basis adjustment related to the application of fair value hedge accounting that is included in the carrying amount of hedged assets as of September 30, 2024 and December 31, 2023.

	Carrying Amounts of Hedged Assets		Cumulative Amounts of Fair Value Hedging Adjustments Included in the Carrying Amounts of the Hedged Assets
(in thousands)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Available-for-sale securities [1]	$106,275	$107,181	$(1,444)	$(1,359)
Loans receivable [2]	$7,624	$8,183	$(227)	$(367)
[1] Carrying value equals the amortized cost basis of the securities underlying the hedge relationship, which is the book value net of the fair value hedge adjustment. Amortized cost excludes accrued interest totaling $227 thousand and $222 thousand as of September 30, 2024 and December 31, 2023, respectively.

[2] Carrying value equals the amortized cost basis of the loans underlying the hedge relationship, which is the loan balance net of deferred loan origination fees and cost and the fair value hedge adjustment. Amortized cost excludes accrued interest, which was not material.

The following table presents the pretax net gains (losses) recognized in interest income related to our fair value hedges for the years presented.

	Three months ended		Nine months ended
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest on investment securities [1]
Increase in fair value of interest rate swaps hedging available-for-sale securities	$(1,584)	$367	$(85)	$367
Hedged interest earned	203	162	615	162
Decrease in carrying value included in the hedged available-for-sale securities	1,584	(367)	85	(367)
Net gain (loss) recognized in interest income on investment securities	$203	$162	$615	$162
Interest and fees on loans [1]
Decrease (increase) in fair value of interest rate swaps hedging loans receivable	$(253)	$223	$(126)	$252
Hedged interest earned	53	74	161	192
Increase (decrease) in carrying value included in the hedged loans	257	(211)	140	(233)
Decrease in value of yield maintenance agreement	(2)	(2)	(6)	(7)
Net gain recognized in interest income on loans	$55	$84	$169	$204
[1] Represents the income line item in the statement of comprehensive loss in which the effects of fair value hedges are recorded.
Page-29

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

Offsetting of Financial Assets and Derivative Assets
		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in
	Gross Amounts	Offset in the	Assets Presented	the Statements of Condition
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Assets[1]	Condition	of Condition[1]	Instruments	Received	Net Amount
September 30, 2024
Counterparty	$181	$—	$181	$—	$—	$181
Total	$181	$—	$181	$—	$—	$181
December 31, 2023
Counterparty	$287	$—	$287	$—	$—	$287
Total	$287	$—	$287	$—	$—	$287

Offsetting of Financial Liabilities and Derivative Liabilities
		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in
	Gross Amounts	Offset in the	Assets Presented	the Statements of Condition
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Assets[1]	Condition	of Condition[1]	Instruments	Pledged	Net Amount
September 30, 2024
Counterparty	1,466	—	1,466	(181)	(1,180)	105
Total	$1,466	$—	$1,466	$(181)	$(1,180)	$105
December 31, 2023
Counterparty	$1,361	$—	$1,361	$(287)	$(330)	$744
Total	$1,361	$—	$1,361	$(287)	$(330)	$744
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

Forward-looking statements are based on management's current expectations regarding economic, legislative, and regulatory issues that may impact Bancorp's earnings in future periods. Factors that could cause future results to vary materially from current management expectations include, but are not limited to, general economic conditions and the economic uncertainty in the United States and abroad, including economic or other disruptions to financial markets caused by acts of terrorism, war or other conflicts, impacts from inflation, supply chain disruptions, changes in interest rates (including the actions taken by the Federal Reserve to control inflation), California's unemployment rate, deposit flows, real estate values, and expected future cash flows on loans and securities; the impact of adverse developments at other banks, including bank failures, that impact general sentiment regarding the stability and liquidity of banks; costs or effects of acquisitions; competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; natural disasters (such as wildfires and earthquakes in our area); adverse weather conditions; interruptions of utility service in our markets for sustained periods; and other economic, competitive, governmental, regulatory and technological factors (including external fraud and cybersecurity threats) affecting our operations, pricing, products and services; and successful integration of acquisitions.

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

Page-31

Executive Summary
Net income for the third quarter of 2024 was $4.6 million, compared to net loss of $21.9 million for the second quarter of 2024. Diluted earnings per share was $0.28 for the third quarter of 2024, compared to loss per share of $(1.36) for the preceding quarter. Net loss for the first nine months of 2024 totaled $14.4 million, compared to net income of $19.3 million for the same period last year. Diluted (loss) earnings per share was $(0.90) and $1.20 for the first nine months of 2024 and 2023, respectively. Both the prior quarter and year-to-date 2024 results reflected a $32.5 million pre-tax loss from the balance sheet restructuring.

The following are highlights of our operating and financial performance for the periods presented. Additional performance details can be found in the pages that follow.

•The tax-equivalent net interest margin increased to 2.70% in the third quarter from 2.52% in the prior quarter, reflecting the addition of higher average earning assets from the second quarter balance sheet restructuring, including new loans funded and purchased at yields higher than both the portfolio average yield and loans that paid off. The tax-equivalent net interest margin was 2.57% for the nine months ended September 30, 2024, compared to 2.66% for the same period in the prior year. The nine basis point decrease was primarily attributed to higher deposit costs, partially offset by lower borrowing balances and higher earning asset yields, including new loans funded and purchased at higher yields than both the average portfolio yield and loans that paid off.

•Total deposits increased by $19.2 million to $3.309 billion as of September 30, 2024, compared to $3.290 billion as of December 31, 2023. Non-interest bearing deposits made up 44.5% of total deposits as of September 30, 2024, compared to 43.8% as of December 31, 2023.

•The average cost of total deposits increased one basis point to 1.46% in the third quarter, compared to a seven basis point increase in the prior quarter. After a targeted effort to begin reducing rates was initiated mid-August, the average spot rate on non-deposit-network, interest-bearing deposits declined 18 bps while balances went up approximately $10.0 million by September 30th. The average cost of total deposits was 1.43% for the first nine months of 2024, compared to 0.61% in 2023, primarily due to market interest rates remaining high for longer than anticipated.

•Total borrowings were reduced to zero in the second quarter and remained there for the third quarter representing a $26.0 million decrease from December 31, 2023, although there were intermittent borrowings averaging $5.9 million in the first nine months of 2024. Net available contingent funding sources, including unrestricted cash, unencumbered available-for-sale securities and total available borrowing capacity was $1.934 billion, or 58% of total deposits and 208% of estimated uninsured and/or uncollateralized deposits as of September 30, 2024.

•Loan balances of $2.090 billion increased $16.4 million from $2.074 billion at December 31, 2023. Additions to the loan portfolio in the first nine months of 2024 totaled $140.4 million which consisted of loan originations of $104.7 million and the purchase of a residential real estate loan pool totaling $35.7 million, compared to $90.3 million for the same period of 2023. Payoffs were $83.9 million in the nine months ended September 30, 2024, compared to $59.5 million for the same period last year. The largest portion of payoffs in the first nine months of 2024 was the result of asset sales and cash payoffs.

•There was a $5.6 million provision for credit losses on loans in the first nine months of 2024, compared to a provision of $1.3 million for the same period last year, bringing the allowance for credit losses to 1.47% of total loans, compared to 1.16% and 1.21% as of September 30, 2023 and December 31, 2023, respectively. The provision in 2024 was largely due to an increased individual reserve for one non-owner occupied commercial real estate loan totaling $16.7 million that, although current, has experienced a deteriorating financial condition due to a material increase in its loan-to-value ratio associated with a recent valuation of the underlying collateral. Net charge-offs were minimal in 2024.

Page-32

•Non-accrual loans were also significantly impacted by the loan relationship discussed above and increased to $39.9 million, or 1.91% of total loans at September 30, 2024, compared to $8.0 million, or 0.39% at December 31, 2023. Three loan relationships accounted for $35.3 million of the $36.7 million in loans placed on non-accrual in the nine months ended September 30, 2024. Approximately 50% of non-accrual loans were paying as agreed and 80% were real estate secured as of September 30, 2024. One commercial loan that was on non-accrual status totaling $1.8 million paid off in full, including all accrued interest in the third quarter of 2024, contributing to the $4.7 million in total non-accrual payoffs and paydowns year-to-date.

•Return on average assets ("ROA") was 0.48% for the third quarter of 2024, compared to (2.35)% for the second quarter of 2024, and return on average equity ("ROE") was 4.17%, compared to (20.36)% for the prior quarter. ROA was (0.51)% for the nine months ended September 30, 2024, compared to 0.63% in the same period of the prior year. ROE was (4.43)% for the nine months ended September 30, 2024, compared to 6.07% in the same period of the prior year.

•The efficiency ratio for the third quarter of 2024 was 75.18%, compared to (300.37)% for the prior quarter. The efficiency ratio was 140.08% for the nine months ended September 30, 2024, compared to 69.37% in the same period of the prior year. Excluding the loss on security sales with all other factors unchanged, ROA, ROE and the efficiency ratio for the first nine months of 2024, would have been 0.30%, 2.62% and 81.53%, respectively.1

•Capital was above well-capitalized regulatory thresholds with Bancorp's and the Bank's total risk-based capital ratios of 16.40% and 15.82%, respectively, as of September 30, 2024. The capital plan and point-in-time capital stress tests indicate that Bank of Marin and Bancorp capital ratios will remain above regulatory well-capitalized and internal policy minimums throughout a five-year forecast horizon and across stress scenarios such as additional unrealized losses on the investment portfolio, additional deposit growth or decline, loan credit quality deterioration, and potential share repurchases.

•Bancorp's tangible common equity to tangible assets ("TCE ratio") was 9.72% as of September 30, 2024, and the Bank's TCE ratio was 9.32%. While we do not intend to sell our held-to-maturity securities, the Bancorp's TCE ratio, net of after-tax unrealized losses on held-to-maturity securities as if the losses were realized1, was 8.16% as of September 30, 2024, compared to 7.80% as of December 31, 2023.

•Bancorp repurchased $4.2 million in shares during the quarter, contributing to an increase in the book value per share to $27.17 at September 30, 2024, compared to $26.72 at June 30, 2024, and the tangible book value per share2 to $22.46 at September 30, 2024 compared to $22.05 at June 30, 2024.

•Non-interest expense in the third quarter of 2024, included an accrual for a non-recurring legal resolution of a Private Attorneys General Act/putative class action lawsuit covering the period of December 11, 2019 to October 12, 2024 of $615 thousand, pre-tax, with an after-tax estimated $0.04 impact to earnings-per-share.

•The Board of Directors approved a cash dividend of $0.25 per share on October 24, 2024, which represents the 78th consecutive quarterly dividend paid by Bancorp. The dividend is payable on November 14, 2024, to shareholders of record at the close of business on November 7, 2024.

1 Refer to the discussion and reconciliation of this non-GAAP financial measure in the section below entitled Statement Regarding Use of Non-GAAP Financial Measures.
2 Tangible book value per share is a non-GAAP financial measure used by Bancorp, as well as investors and analysts, in assessing Bancorp’s use of equity. Refer to the reconciliation of common equity to tangible common equity and resulting calculation of tangible book value per share in the section below entitled Statement Regarding Use of Non-GAAP Financial Measures.
Page-33

RESULTS OF OPERATIONS

Highlights of the financial results are presented in the following tables:

	Three months ended		Nine months ended
(dollars in thousands, except per share data)	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Selected operating data:
Net interest income	$24,269	$22,467	$69,430	$78,497
Provision for credit losses on loans	—	5,200	5,550	1,275
Reversal of credit losses on unfunded loan commitments	(233)	—	(233)	(342)
Non-interest income	2,888	(29,755)	(24,113)	8,272
Non-interest expense	20,417	21,894	63,480	60,192
Net income (loss)	4,570	(21,902)	(14,410)	19,285
Net income (loss) per common share:
Basic	$0.28	$(1.36)	$(0.90)	$1.21
Diluted	$0.28	$(1.36)	$(0.90)	$1.20
Performance and other financial ratios:
Return on average assets	0.48%	(2.35)%	(0.51)%	0.63%
Return on average equity	4.17%	(20.36)%	(4.43)%	6.07%
Tax-equivalent net interest margin	2.70%	2.52%	2.57%	2.66%
Cost of deposits	1.46%	1.45%	1.43%	0.61%
Cost of funds	1.46%	1.46%	1.43%	0.94%
Efficiency ratio	75.18%	(300.37)%	140.08%	69.37%
Net charge-offs (recoveries)	$—	$26	$47	$(2)
Cash dividend payout ratio on common stock [1]	89.29%	NM	NM	61.98%
NM - Not meaningful [1] Calculated as dividends on common shares divided by basic net income (loss) per common share.

(dollars in thousands, except per share data)	September 30, 2024	December 31, 2023
Selected financial condition data:
Total assets	$3,792,833	$3,803,903
Investment securities	1,256,992	1,477,226
Loans, net	2,059,416	2,048,548
Deposits	3,309,249	3,290,075
Short-term borrowings and other obligations	193	26,298
Stockholders' equity	436,960	439,062
Book value per share	27.17	27.17
Tangible book value per share[1]	22.46	22.44
Asset quality ratios:
Allowance for credit losses on loans to total loans	1.47%	1.21%
Allowance for credit losses on loans to non-performing loans	0.77x	3.15x
Non-accrual loans to total loans	1.91%	0.39%
Capital ratios:
Equity to total assets ratio	11.52%	11.54%
Tangible common equity to tangible assets	9.72%	9.73%
Total capital (to risk-weighted assets)	16.40%	16.89%
Tier 1 capital (to risk-weighted assets)	15.18%	15.91%
Tier 1 capital (to average assets)	10.42%	10.46%
Common equity Tier 1 capital (to risk weighted assets)	15.18%	15.91%
[1] Tangible book value per share is a non-GAAP financial measure used by Bancorp, as well as investors and analysts, in assessing Bancorp’s use of equity. Refer to the reconciliation of common equity to tangible common equity and resulting calculation of tangible book value per share in the section below entitled Statement Regarding Use of Non-GAAP Financial Measures.

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

	Three months ended			Three months ended
	September 30, 2024			June 30, 2024
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning deposits with banks [1]	$238,378	$3,242	5.32%	$67,786	$924	5.39%
Investment securities [2,3]	1,207,545	7,661	2.54%	1,430,939	8,367	2.34%
Loans [1,3,4,5]	2,091,146	25,588	4.79%	2,059,273	25,215	4.84%
Total interest-earning assets [1]	3,537,069	36,491	4.04%	3,557,998	34,506	3.84%
Cash and non-interest-bearing due from banks	37,448			37,248
Bank premises and equipment, net	7,181			7,420
Interest receivable and other assets, net	181,962			148,493
Total assets	$3,763,660			$3,751,159
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$177,929	$339	0.76%	$197,535	$274	0.56%
Savings accounts	227,179	565	0.99%	226,985	511	0.90%
Money market accounts	1,147,786	8,714	3.02%	1,154,346	8,641	3.01%
Time accounts including CDARS	267,637	2,431	3.61%	260,602	2,291	3.54%
Borrowings and other obligations [1]	206	1	2.32%	10,909	148	5.35%
Total interest-bearing liabilities	1,820,737	12,050	2.63%	1,850,377	11,865	2.58%
Demand accounts	1,460,011			1,421,543
Interest payable and other liabilities	47,267			46,547
Stockholders' equity	435,645			432,692
Total liabilities & stockholders' equity	$3,763,660			$3,751,159
Tax-equivalent net interest income/margin [1]		$24,441	2.70%		$22,641	2.52%
Reported net interest income/margin [1]		$24,269	2.68%		$22,467	2.50%
Tax-equivalent net interest rate spread			1.41%			1.26%

Page-35

	Nine months ended			Nine months ended
	September 30, 2024			September 30, 2023
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning deposits with banks [1]	$110,337	$4,487	5.34%	$28,710	$1,159	5.32%
Investment securities [2,3]	1,388,825	24,907	2.39%	1,797,054	29,731	2.21%
Loans [1,3,4,5]	2,072,684	75,934	4.81%	2,108,840	73,938	4.62%
Total interest-earning assets [1]	3,571,846	105,328	3.87%	3,934,604	104,828	3.51%
Cash and non-interest-bearing due from banks	36,669			38,641
Bank premises and equipment, net	7,436			8,457
Interest receivable and other assets, net	159,369			137,428
Total assets	$3,775,320			$4,119,130
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$196,752	$874	0.59%	$244,688	$758	0.41%
Savings accounts	228,096	1,447	0.85%	293,709	545	0.25%
Money market accounts	1,150,911	25,804	2.99%	982,729	11,365	1.55%
Time accounts including CDARS	264,290	7,002	3.54%	172,991	2,724	2.11%
Borrowings and other obligations [1]	6,125	240	5.15%	260,973	10,182	5.14%
Total interest-bearing liabilities	1,846,174	35,367	2.56%	1,955,090	25,574	1.75%
Demand accounts	1,446,795			1,689,615
Interest payable and other liabilities	47,578			49,819
Stockholders' equity	434,773			424,606
Total liabilities & stockholders' equity	$3,775,320			$4,119,130
Tax-equivalent net interest income/margin [1]		$69,961	2.57%		$79,254	2.66%
Reported net interest income/margin [1]		$69,430	2.55%		$78,497	2.63%
Tax-equivalent net interest rate spread			1.31%			1.76%
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

[5] Net loan origination costs in interest income totaled $436 thousand for both the three months ended September 30, 2024 and June 30, 2024, and totaled $1.2 million and $927 thousand for the nine months ended September 30, 2024 and 2023, respectively.

Page-36

The following table presents the effects of changes in average balances (volume) or changes in average rates on tax-equivalent net interest income for the periods indicated. Volume variances are equal to the increase or decrease in average balances multiplied by prior period rates. Rate variances are equal to the increase or decrease in rates multiplied by prior period average balances. Mix variances are attributable to the change in yields or rates multiplied by the change in average balances, including one day more in the three and nine months ended September 30, 2024, compared to the three months ended June 30, 2024, and nine months ended September 30, 2023.

	Three months ended September 30, 2024 compared to Three months ended June 30, 2024				Nine months ended September 30, 2024 compared to Nine months ended September 30, 2023
(in thousands)	Volume	Yield/Rate	Mix	Total	Volume	Yield/Rate	Mix	Total
Interest-earning deposits with banks	$2,325	$(12)	$5	$2,318	$3,295	$4	$29	$3,328
Investment securities [1]	(1,306)	710	(110)	(706)	(6,754)	2,496	(566)	(4,824)
Loans [1]	390	(291)	274	373	(1,268)	3,038	226	1,996
Total interest-earning assets	1,409	407	169	1,985	(4,727)	5,538	(311)	500
Interest-bearing transaction accounts	(27)	98	(6)	65	(149)	325	(60)	116
Savings accounts	—	47	7	54	(122)	1,311	(287)	902
Money market accounts	(49)	27	95	73	1,945	10,588	1,906	14,439
Time accounts, including CDARS	62	48	30	140	1,438	1,842	998	4,278
Borrowings and other obligations	(145)	(96)	94	(147)	(9,943)	7	(6)	(9,942)
Total interest-bearing liabilities	(159)	124	220	185	(6,831)	14,073	2,551	9,793
Changes in tax-equivalent net interest income	$1,568	$283	$(51)	$1,800	$2,104	$(8,535)	$(2,862)	$(9,293)
[1] Yields and interest income on tax-exempt securities and loans are presented on a taxable-equivalent basis using the federal statutory rate of 21%.
Third Quarter of 2024 Compared to the Second Quarter of 2024

Net interest income totaled $24.3 million for the third quarter of 2024, a $1.8 million increase from the prior quarter related to the favorable reallocation of earning assets from lower yielding investments to higher yielding cash, loans and investments.

The tax-equivalent net interest margin was 2.70% for the third quarter of 2024, compared to 2.52% for the prior quarter. Higher average cash and loan balances, and lower average borrowing balances contributed a combined 31 basis points lift, while lower average investment security balances and higher cost of deposits reduced margin by 11 basis points.

First Nine Months of 2024 Compared to the First Nine Months of 2023

Net interest income totaled $69.4 million for the nine months ended September 30, 2024, compared to $78.5 million for the same period in the prior year. The $9.1 million decrease from the prior year was primarily due to a smaller balance sheet and higher costing deposits, partially offset by lower borrowing costs and higher average earning asset yields.

The tax-equivalent net interest margin was 2.57% for the nine months ended September 30, 2024, compared to 2.66% for the same period in the prior year. The decrease was primarily attributed to higher deposit costs which reduced the margin by 77 basis points, partially offset by higher loan yields contributing 32 basis points and lower borrowing balances which positively affected the margin by 33 basis points. Higher interest-earning deposits with banks and decreased investment security balances netted a positive effect of six basis points.

Market Interest Rates

Market interest rates are, in part, based on the target federal funds interest rate (the interest rate banks charge each other for short-term borrowings) implemented by the Federal Reserve Open Market Committee ("FOMC").

In response to the evolving risks to economic activity caused by the COVID-19 pandemic, the FOMC made two emergency federal funds rate cuts totaling 150 basis points in March 2020. The federal funds rate range remained between 0.0% and 0.25% through the beginning of 2022, putting downward pressure on our asset yields and net interest margin. The FOMC began increasing rates in March 2022, totaling seven rate increases in 2022 and four additional rate increases in 2023, ended the year of 2023 at a federal funds target rate range between 5.25% and
Page-37

5.50%. Rising interest rates resulted in rapid increases in the cost of funds through rising deposit costs and increased average borrowings, putting pressure on our net interest margin. Because market interest rates remained high for longer than many market participants anticipated, during the second quarter of 2024, we sold securities with relatively low yields and redeployed the proceeds to pay off borrowings, invest in higher yielding loans and securities, and position the balance sheet for future acquisitions of similar assets.

Primarily due to declining inflation and rising unemployment, the Federal Reserve lowered the target for the federal funds rate by 50 basis points, to a range of 4.75% to 5.00% at its September 2024 meeting and indicated that more rate cuts are likely in the coming months. Management and the Board are continuously monitoring and analyzing the impact of market rates on the Company's financial condition and results of operations to enhance performance, safety and soundness and returns to shareholders. See ITEM 3. Quantitative and Qualitative Disclosure about Market Risk for further information.

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

The following table shows the activity for the periods presented.

	Three months ended		Nine months ended
(dollars in thousands)	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Provision for credit losses on loans	$—	$5,200	$5,550	$1,275

There was no provision for credit losses on loans in the third quarter. Minor qualitative risk factor adjustments and loan growth in several segments with lower reserve rates in the quarter were offset by balance declines in other segments with higher reserve rates, as well as a slight improvement in the economic forecast.

We recorded a $5.2 million provision for credit losses on loans in the second quarter. The provision was due primarily to an increase to the individual reserve for one non-owner occupied commercial real estate loan totaling $16.7 million placed on non-accrual during the quarter. The underlying collateral property is a multi-story office building located in San Francisco that was materially impacted by the pandemic and subsequent remote work and vacancy challenges. After careful monitoring, we downgraded the credit to substandard in the fourth quarter of 2021, and have continued to evaluate the occupancy, operating income, and underlying valuation. The loan is guaranteed, and payments have always been current with enough pledged cash held at the Bank to cover payments to maturity in 2026. Nonetheless, a recent appraisal indicated that the refinance loan amount for which the property would qualify at maturity would likely be less than the payoff amount based on current rents, occupancy, and sponsorship wherewithal. Based on this consideration we chose to place the loan on non-accrual and provision for that shortfall.

The provision totaling $1.3 million for the nine months ended September 30, 2023 was due primarily to increases in qualitative risk factors to account for continued uncertainty about inflation and recession risks, and from continued negative trends in adversely graded loans and/or collateral values on our non-owner occupied commercial real estate office and multi-family real estate portfolios.

For more information, refer to Note 5, Loans and Allowance for Credit Losses on Loans, to the consolidated financial statements in this Form 10-Q.

Page-38

Non-interest Income

The following table details the components of non-interest income.

	Three months ended
(dollars in thousands)	September 30, 2024	June 30, 2024	Amount Change	Percent Change
Wealth management and trust services	$706	$585	$121	20.7%
Service charges on deposit accounts	543	541	2	0.4%
Earnings on bank-owned life insurance, net	426	421	5	1.2%
Debit card interchange fees, net	423	444	(21)	(4.7)%
Dividends on Federal Home Loan Bank stock	365	366	(1)	(0.3)%
Merchant interchange fees, net	67	10	57	570.0%
Gains (losses) on sale of investment securities	1	(32,542)	32,543	NM
Other income	357	420	(63)	(15.0)%
Total non-interest income	$2,888	$(29,755)	$32,643	(109.7)%

	Nine months ended		Amount Change	Percent Change
(dollars in thousands)	September 30, 2024	September 30, 2023
Wealth management and trust services	$1,844	$1,585	$259	16.3%
Service charges on deposit accounts	1,613	1,561	52	3.3%
Earnings on bank-owned life insurance, net	1,282	1,438	(156)	(10.8)%
Debit card interchange fees, net	1,275	1,458	(183)	(12.6)%
Dividends on Federal Home Loan Bank stock	1,108	916	192	21.0%
Merchant interchange fees, net	244	377	(133)	(35.3)%
Gains (losses) on sale of investment securities	(32,541)	14	(32,555)	NM
Other income	1,062	923	139	15.1%
Total non-interest income	$(24,113)	$8,272	$(32,385)	(391.5)%
NM - not meaningful

Third Quarter of 2024 Compared to the Second Quarter of 2024

Non-interest income was $2.9 million for the third quarter of 2024, compared to a loss of $29.8 million for the prior quarter. The increase from the prior quarter was primarily attributed to a $32.5 million pre-tax net loss on sale of available-for-sale investment securities in the second quarter, as discussed previously. Excluding the loss on sale, non-interest income was $2.8 million for the second quarter. See the Statement Regarding use of Non-GAAP Financial Measures below. The quarter over quarter increase of $100 thousand excluding the loss on sale was primarily due to a $121 thousand increase in wealth management and trust services income.

First Nine Months of 2024 Compared to the First Nine Months of 2023

Non-interest income showed a loss of $24.1 million for the nine months ended September 30, 2024, compared to income of $8.3 million for the same period of the prior year. The $32.4 million decrease from the prior year period was primarily attributed to a $32.5 million pre-tax net loss on sale of available-for-sale investment securities in the second quarter, as discussed previously. Excluding the loss on sale, non-interest income was $8.4 million for the nine months ended September 30, 2024. See the Statement Regarding use of Non-GAAP Financial Measures below.

Page-39

Non-interest Expense

The following table details the components of non-interest expense.

	Three months ended
(dollars in thousands)	September 30, 2024	June 30, 2024	Amount Change	Percent Change
Salaries and related benefits	$10,822	$12,364	$(1,542)	(12.5)%
Occupancy and equipment	2,097	2,049	48	2.3%
Professional services	1,879	1,043	836	80.2%
Data processing	1,051	1,005	46	4.6%
Deposit network fees	927	916	11	1.2%
Federal Deposit Insurance Corporation insurance	582	426	156	36.6%
Information technology	404	448	(44)	(9.8)%
Depreciation and amortization	358	379	(21)	(5.5)%
Directors' expense	293	306	(13)	(4.2)%
Amortization of core deposit intangible	241	246	(5)	(2.0)%
Charitable contributions	30	604	(574)	(95.0)%
Advertising	178	324	(146)	(45.1)%
Other expense	1,555	1,784	(229)	(12.8)%
Total other non-interest expense	1,733	2,108	(375)	(17.8)%
Total non-interest expense	$20,417	$21,894	$(1,477)	(6.7)%

	Nine months ended		Amount Change	Percent Change
(dollars in thousands)	September 30, 2024	September 30, 2023
Salaries and related benefits	$35,270	$33,087	$2,183	6.6%
Occupancy and equipment	6,115	6,367	(252)	(4.0)%
Professional services	4,000	2,677	1,323	49.4%
Data processing	3,126	2,976	150	5.0%
Deposit network fees	2,688	1,843	845	45.8%
Federal Deposit Insurance Corporation insurance	1,443	1,424	19	1.3%
Information technology	1,254	1,138	116	10.2%
Depreciation and amortization	1,125	1,705	(580)	(34.0)%
Directors' expense	916	893	23	2.6%
Amortization of core deposit intangible	738	1,020	(282)	(27.6)%
Charitable contributions	647	707	(60)	(8.5)%
Other real estate owned	—	48	(48)	NM
Other non-interest expense
Advertising	799	897	(98)	(10.9)%
Other expense	5,359	5,410	(51)	(0.9)%
Total other non-interest expense	6,158	6,307	(149)	(2.4)%
Total non-interest expense	$63,480	$60,192	$3,288	5.5%
NM - Not Meaningful

Third Quarter of 2024 Compared to the Second Quarter of 2024

Non-interest expense totaled $20.4 million for the third quarter of 2024, compared to $21.9 million for the prior quarter, a decrease of $1.5 million. The decrease was primarily due to a $1.5 million reduction in salaries and related benefits, which was elevated in the second quarter due to the reduction in force and the related severance and salaries costs. At the same time we have redeployed resources to ensure staffing is aligned with our long-term strategic vision, which resulted in the reduction in average full-time equivalent staff quarter over quarter. Additional third quarter decreases came from $574 thousand in charitable contributions as the annual grant program is paid out each year in the second quarter, as well as a $375 thousand reduction in other expense. These reductions were partially offset by an $836 thousand increase in professional services expense that included an accrual for a non-recurring legal resolution of a Private Attorneys General Act/putative class action lawsuit of $615 thousand, pre-tax, with an after-tax estimated $0.04 impact to earnings-per-share.

Page-40

First Nine Months of 2024 Compared to the First Nine Months of 2023

Non-interest expense totaled $63.5 million for the nine months ended September 30, 2024, compared to $60.2 million for the same period of 2023, an increase of $3.3 million. The most significant increase was $2.2 million in salaries and related benefits, which included annual merit increases and $418 thousand in severance payments related to the recent staff reduction discussed above. Stock-based compensation expenses increased due to the accelerated vesting of an officer's awards due to retirement eligibility. Additionally, professional services increased by $1.3 million and deposit network fees increased by $845 thousand. Increases were partially offset by reductions in depreciation and amortization of $580 thousand, amortization of core deposit intangible of $282 thousand, and occupancy and equipment expenses of $252 thousand.

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

The income tax provision for the third quarter of 2024 totaled $2.4 million at an effective tax rate of 34.5%, compared to a benefit of $12.5 million at an effective tax rate of 36.3% in the prior quarter. The increase in the provision for income taxes in the third quarter of 2024 reflected a higher pre-tax income as compared to the prior quarter. The decrease in the effective tax rate in the third quarter of 2024 was primarily due to the recording of an income tax benefit resulting from a $32.5 million pre-tax loss on the sale of available-for-sale investment securities in the prior quarter.

The income tax benefit for the first nine months of 2024 totaled $9.1 million at an effective tax rate of 38.6%, compared to a provision of $6.4 million at an effective tax rate of 24.8% for the first nine months of 2023. The increase in the effective tax rate in the first nine months of 2024, as compared to the same period a year ago, was primarily due to the pre-tax loss on investment securities sale in 2024 as mentioned in the previous paragraph.

We file a consolidated return in the U.S. federal tax jurisdiction and a combined return in the state of California tax jurisdiction. There were no ongoing federal or state income tax examinations at the time of the issuance of this report. As of September 30, 2024, neither the Bank nor Bancorp had accruals for interest or penalties related to unrecognized tax benefits.

Page-41

FINANCIAL CONDITION SUMMARY

Cash, Cash Equivalents and Restricted Cash

Total cash, cash equivalents and restricted cash were $229.2 million at September 30, 2024, an increase of $198.7 million compared to $30.5 million at December 31, 2023, largely due to proceeds of $292.6 million from the sale of available-for-sale securities in the second quarter and deposit growth, partially offset by purchases of investment securities and the residential real estate loan pool discussed below.

Investment Securities

The investment securities portfolio totaled $1.257 billion at September 30, 2024, a decrease of $220.2 million from $1.477 billion at December 31, 2023. The decrease was primarily the result of the sale of available-for-sale securities totaling $325.2 million in the second quarter of 2024. The sold securities had an average book yield of 1.94%. The proceeds of the sales were allocated to $133.5 million in securities purchases in the second and third quarters, borrowing repayments, and loan purchases and fundings, with the remainder held in cash available for future use. In addition, there were principal repayments, calls and maturities totaling $63.2 million, a reduction of unrealized loss on available-for-sale securities including the impact of the sales of $36.6 million, and $1.9 million in net amortization.

Both the available-for-sale and held-to-maturity portfolios are eligible for pledging to FHLB or the Federal Reserve as collateral for borrowings. The portfolios are comprised of high credit quality investments with average effective durations of 3.58 on available-for-sale securities and 5.35 on held-to-maturity securities. Both portfolios generate cash flows monthly from interest, principal amortization and payoffs, which supports the Bank's liquidity. Those cash flows totaled $91.9 million in the first nine months of 2024. See Note 4, Investment Securities, for additional information.

The following table summarizes our investment in obligations of state and political subdivisions at September 30, 2024 and December 31, 2023.

	September 30, 2024			December 31, 2023
(dollars in thousands)	Amortized Cost	Fair Value	% of Total State and Political Subdivisions	Amortized Cost	Fair Value	% of Total State and Political Subdivisions
Within California:
General obligation bonds	$22,899	$19,480	14.5%	$24,191	$20,009	14.7%
Revenue bonds	2,047	1,728	1.3	3,507	2,917	2.1
Total within California	24,946	21,208	15.8	27,698	22,926	16.8
Outside California:
General obligation bonds	107,874	97,694	68.5	108,846	98,139	66.3
Revenue bonds	24,641	22,440	15.7	27,692	25,014	16.9
Total outside California	132,515	120,134	84.2	136,538	123,153	83.2
Total obligations of state and political subdivisions	$157,461	$141,342	100.0%	$164,236	$146,079	100.0%
Percent of investment portfolio	12.3%	12.1%		10.7%	10.7%

Of the total investment in obligations of state and political subdivisions, the largest concentrations outside of California are in Texas (38.4%), Washington (15.7%) and Wisconsin (9.4%). Our investment in obligations issued by municipal issuers in Texas are either guaranteed by the AAA rated Texas Permanent School Fund ("PSF") or backed by revenue sources from essential services (such as utilities and transportation).

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
Page-42

•For revenue bonds, the source and strength of revenue for municipal authorities including the obligor’s financial condition and reserve levels, annual debt service and debt coverage ratio, and credit enhancement (such as insurer’s strength and collateral in escrow accounts)
•Credit ratings by major credit rating agencies

Loans and Credit Quality

Loans totaled $2.090 billion as of September 30, 2024, compared to $2.074 billion as of December 31, 2023. The increase in the first nine months of 2024 totaled $16.4 million, compared to a $5.6 million decrease during the nine months ended September 30, 2023. Additions to the loan portfolio in the first nine months of 2024 totaled $140.4 million and consisted of loan originations of $104.7 million and the purchase of a residential real estate loan pool totaling $35.7 million, compared to $90.3 million for the same period ended September 30, 2023. The pipeline has grown, and key opportunistic hires and new compensation plans have accelerated calling activity, pipeline growth and diversification. Payoffs were $83.9 million in the nine months ended September 30, 2024, compared to $59.5 million for the same period in 2023. In addition, amortization from scheduled payments and utilization of credit lines accounted for the remainder of the change in total loans. The largest portion of payoffs in the first nine months of 2024 was the result of asset sales and cash payoffs by customers.

Non-accrual loans totaled $39.9 million, or 1.91% of the loan portfolio, at September 30, 2024, compared to $8.0 million, or 0.39% at December 31, 2023. The $31.9 million increase in 2024 primarily resulted from the movement of three loans totaling $8.5 million to non-accrual status in the third quarter, and seven relationships totaling $27.8 million in the second quarter.

In the third quarter, the movement of $8.5 million to non-accrual status consisted mainly of an $8.1 million non-owner occupied commercial real estate loan whose renewal negotiations remain ongoing with no expectations for actual losses.

During the second quarter, the $27.8 million increase primarily resulted from the addition of a $16.7 million non-owner occupied commercial real estate loan discussed below and another $8.8 million relationship consisting of two commercial loans, one commercial real estate loan and one home equity loan. The $8.8 million relationship is anticipated to significantly pay down through the sale of assets in the near future. The underlying collateral property of the $16.7 million non-owner occupied commercial real estate loan, mentioned above is a multi-story office building located in San Francisco that was materially impacted by the pandemic and subsequent remote work and vacancy issues. We downgraded the credit to substandard in the fourth quarter of 2021, and have continued to evaluate the occupancy, operating income, and underlying valuation. In connection with that continued evaluation, we determined that the loan, although current, has experienced a deteriorating financial condition due to a material increase in its loan-to-value ratio associated with a recent valuation of underlying collateral. The loan is guaranteed, and payments have always been current with enough pledged cash held at the Bank to cover payments to maturity in 2026.

In the first nine months of 2024, pay-offs and paydowns of non-accrual loans totaled $4.7 million. Of the total non-accrual loans as of September 30, 2024, approximately 50% were paying as agreed, 80% were real estate secured, and all are being closely monitored for payments or payoff.

Bank of Marin has continued its conservative underwriting practices, and in light of current market conditions, our portfolio management and credit teams are exercising heightened vigilance for potential credit quality weakening. Classified loans increased to $52.4 million as of September 30, 2024, compared to $32.3 million as of December 31, 2023. The $20.1 million increase was largely due to $26.8 million in downgrades, partially offset by $5.9 million in payoffs and paydowns and $827 thousand upgraded to pass.

Loans designated special mention, which are not considered adversely classified, decreased by $45.7 million to $89.5 million as of September 30, 2024, from $135.2 million as of December 31, 2023. The decrease was largely due to net migrations out of special mention to both pass and classified risk ratings including downgrades which we are closely monitoring and actively managing. Of the loans designated special mention, 90% were real estate secured.

Net charge-offs for the first nine months of 2024 totaled $47 thousand, compared to net recoveries of $2 thousand for the same period of 2023.

Page-43

For more information, refer to Note 5, Loans and Allowance for Credit Losses on Loans, to the consolidated financial statements in this Form 10-Q.

Page-44

Liabilities - Deposits and Borrowings

During the first nine months of 2024, total liabilities decreased by $9.0 million to $3.356 billion. Deposits totaled $3.309 billion at September 30, 2024, an increase of $19.2 million, compared to $3.290 billion at December 31, 2023. The Bank had zero outstanding borrowings at September 30, 2024 as a result of repayments with proceeds from securities sales compared to $26.0 million at December 31, 2023.

Non-interest bearing deposits made up 44.5% of total deposits at September 30, 2024, compared to 43.8% at December 31, 2023. Additionally, the Bank's competitive and balanced approach to relationship management and focused outreach supported the addition of approximately 3,700 new accounts during the first nine months of 2024.

During the first nine months of 2024, outstanding borrowings decreased by $26.0 million to zero at September 30, 2024, primarily due to the strategic balance sheet repositioning in the second quarter and the resulting proceeds from the sale of AFS securities mentioned above. There were intermittent borrowings averaging $5.9 million in 2024, compared to $260.6 million in the first nine months of 2023. Although available as a liquidity source, we have not utilized brokered deposits. Net available funding sources, including unrestricted cash, unencumbered available-for-sale securities, and remaining borrowing capacity was $1.934 billion, or 58% of total deposits and 208% of estimated uninsured and/or uncollateralized deposits as of September 30, 2024. Balances in the reciprocal deposit network program increased $17.7 million during the nine months ended September 30, 2024 to $441.2 million from $423.5 million as of December 31, 2023.

Capital Adequacy

We are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements as set forth in the following tables can trigger certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on our consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and the Bank’s prompt corrective action classification are also subject to qualitative judgments by the regulators about components of capital, risk weightings and other factors.

Management reviews capital ratios on a regular basis and produces a five-year capital plan semi-annually to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet our anticipated future needs.  Stress tests are performed on capital ratios and include scenarios such as additional unrealized losses on the investment portfolio, additional deposit growth and potential share repurchases. For all periods presented, the Bank’s ratios exceed the regulatory definition of “well capitalized” under the regulatory framework for prompt corrective action and Bancorp’s ratios exceed the required minimum ratios to be considered a well-capitalized bank holding company. In addition, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action as of September 30, 2024. There are no conditions or events since that notification that management believes have changed the Bank’s categories and we expect the Bank to remain well capitalized for prompt corrective action purposes.

The total risk-based capital ratio for Bancorp was 16.40% at September 30, 2024, compared to 16.89% at December 31, 2023. The total risk-based capital ratio for the Bank was 15.82% at September 30, 2024, compared to 16.62% at December 31, 2023. Reductions in risk-based capital ratios were related to losses realized on securities sales.

Bancorp's tangible common equity to tangible assets ("TCE ratio") was 9.72% at September 30, 2024, compared to 9.73% at December 31, 2023. Bancorp's TCE ratio, net of after tax unrealized losses on held-to-maturity securities1, was 8.16%, compared to 7.80% at December 31, 2023. Management believes this non-GAAP measure is important because it reflects the level of capital available to withstand drastic changes in market conditions.

1 Refer to the discussion and reconciliation of this non-GAAP financial measure in the section below entitled Statement Regarding Use of Non-GAAP Financial Measures.
Page-45

The Bancorp’s and Bank’s capital adequacy ratios as of September 30, 2024 and December 31, 2023 are presented in the following tables.

Bancorp Capital Ratios (dollars in thousands)	Actual		Adequately Capitalized Threshold [1]		Threshold to be a Well Capitalized Bank Holding Company
September 30, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$418,381	16.40%	$267,794	10.50%	$255,042	10.00%
Tier 1 Capital (to risk-weighted assets)	$387,221	15.18%	$216,785	8.50%	$204,033	8.00%
Tier 1 Leverage Capital (to average assets)	$387,221	10.42%	$148,706	4.00%	$185,882	5.00%
Common Equity Tier 1 (to risk-weighted assets)	$387,221	15.18%	$178,529	7.00%	$165,777	6.50%
December 31, 2023
Total Capital (to risk-weighted assets)	$440,842	16.89%	$274,002	10.50%	$260,954	10.00%
Tier 1 Capital (to risk-weighted assets)	$415,224	15.91%	$221,811	8.50%	$208,763	8.00%
Tier 1 Leverage Capital (to average assets)	$415,224	10.46%	$158,771	4.00%	$198,464	5.00%
Common Equity Tier 1 (to risk-weighted assets)	$415,224	15.91%	$182,668	7.00%	$169,620	6.50%

Bank Capital Ratios (dollars in thousands)	Actual		Adequately Capitalized Threshold [1]		Threshold to be Well Capitalized under Prompt Corrective Action Provisions
September 30, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$403,539	15.82%	$267,760	10.50%	$255,009	10.00%
Tier 1 Capital (to risk-weighted assets)	$372,379	14.60%	$216,758	8.50%	$204,007	8.00%
Tier 1 Leverage Capital (to average assets)	$372,379	10.02%	$148,692	4.00%	$185,866	5.00%
Common Equity Tier 1 (to risk-weighted assets)	$372,379	14.60%	$178,506	7.00%	$165,756	6.50%
December 31, 2023
Total Capital (to risk-weighted assets)	$433,598	16.62%	$273,986	10.50%	$260,939	10.00%
Tier 1 Capital (to risk-weighted assets)	$407,981	15.64%	$221,798	8.50%	$208,751	8.00%
Tier 1 Leverage Capital (to average assets)	$407,981	10.28%	$158,767	4.00%	$198,459	5.00%
Common Equity Tier 1 (to risk-weighted assets)	$407,981	15.64%	$182,657	7.00%	$169,610	6.50%
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

Net available contingent funding sources, including unrestricted cash, unencumbered available-for-sale securities and total available borrowing capacity totaled $1.934 billion, or 58% of total deposits and 208% of estimated uninsured and/or uncollateralized deposits as of September 30, 2024.

Page-46

The following table details the components of our contingent liquidity sources as of September 30, 2024.

(in thousands)	Total Available	Amount Used	Net Availability
Internal Sources
Unrestricted cash [1]	$204,889	N/A	$204,889
Unencumbered securities at market value	302,336	N/A	302,336
External Sources
FHLB line of credit	923,582	$—	923,582
FRB line of credit	377,813	—	377,813
Lines of credit at correspondent banks	125,000	—	125,000
Total Liquidity	$1,933,620	$—	$1,933,620
1 Excludes cash items in transit.
Note: Brokered deposits available through third party networks are not included above.

We obtain funds from the repayment and maturity of loans, deposit inflows, investment securities sales, maturities and paydowns, federal funds purchases, FRB and FHLB advances, other borrowings, and cash flow from operations.  Although available as a liquidity source, we have not chosen to utilize brokered deposits. Our primary uses of funds are the origination of loans, the purchase of investment securities and loans, withdrawals of deposits, maturity of certificates of deposit, repayment of borrowings, dividends to common stockholders, share repurchases and operating expenses.

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
Our cash and cash equivalents increased $198.7 million in the first nine months of 2024. The most significant sources of liquidity during the first nine months of 2024 were proceeds of $355.9 million from principal paydowns, maturities, calls and sales of investment securities, $19.2 million from net increase of deposits and $17.7 million in net cash provided by operating activities.

Significant uses of liquidity during the first nine months of 2024 were $133.5 million in investment securities purchased, $26.0 million in repayments of short-term borrowings, and $16.4 million in purchased loan pool, loan originations, and unfunded loan commitment advances, net of principal collected. Additionally, other uses included $12.2 million in cash dividends paid on common stock to our shareholders and $4.2 million in common stock repurchases. Refer to the Consolidated Statement of Cash Flows in this Form 10-Q for additional information on our sources and uses of liquidity. Management anticipates that our current strong liquidity position, as detailed in this report, and contingent funding sources outlined in the table above are adequate to support our operational needs.

Unfunded loan commitments, as discussed in Note 8 to the Consolidated Financial Statements in this Form 10-Q, totaled $454.2 million at September 30, 2024. We expect to fund these commitments to the extent utilized primarily through the repayment of existing loans, principal paydowns of investment securities, and liquid assets.

Over the next twelve months, $262.6 million of time deposits will mature. We expect that a high percentage of these funds will remain with the Bank either through renewals or shifts to other deposit products. Any outflows can be absorbed by the Bank's excess liquidity. We believe our emphasis on local deposits, combined with our immediately available funding sources, provides a very stable base for our liquidity needs.

We had no borrowings under our credit facilities at September 30, 2024, and $26.0 million at December 31, 2023, as discussed in Note 6 to the Consolidated Financial Statements in ITEM 1 of this report.

Because Bancorp is a holding company and does not conduct regular banking operations, its primary sources of liquidity are dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to Bancorp without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s net profits from the previous three fiscal years less the amount of dividends paid during that period. The Bank received approval from the State of California - Department of Financial Protection and Innovation on May 30, 2024, for a dividend of $19.0 million which was paid to Bancorp on June 24, 2024. The primary uses of funds for Bancorp are shareholder dividends, share repurchases and ordinary operating expenses.  Bancorp held
Page-47

$14.6 million in cash at September 30, 2024, which is expected to cover cash needs well into the second quarter of 2025,

Statement Regarding use of Non-GAAP Financial Measures
Financial results are presented in accordance with GAAP and with reference to certain non-GAAP financial measures. Management believes that, given industry turmoil that largely began in the first quarter of 2023, the presentation of Bancorp's non-GAAP TCE ratio reflecting the after tax impact of unrealized losses on held-to-maturity securities provides useful supplemental information to investors because it reflects the level of capital remaining after a hypothetical liquidation of the entire securities portfolio. In addition, management believes that providing selected financial measures excluding the loss on sale of securities discussed above is useful to investors as the strategic short-term loss taken for long-term profitability makes the operational performance difficult to compare to other periods. Because there are limits to the usefulness of this or any other non-GAAP measure to investors, Bancorp encourages readers to consider its annual and quarterly consolidated financial statements and notes related thereto in their entirety, as filed with the Securities and Exchange Commission, and not to rely on any single financial measure. A reconciliation of the GAAP financial measures to comparable non-GAAP financial measures is presented below.

Reconciliation of GAAP and Non-GAAP Financial Measures

(in thousands, except per share amounts; unaudited)		September 30, 2024	December 31, 2023
Tangible Common Equity - Bancorp
Total stockholders' equity		$436,960	$439,062
Goodwill and core deposit intangible		(75,782)	(76,520)
Total TCE	a	361,178	362,542
Unrealized losses on HTM securities, net of tax [1]		(70,837)	(86,500)
Unrealized losses on HTM securities included in AOCI, net of tax [2]		7,951	8,761
TCE, net of unrealized losses on HTM securities (non-GAAP)	b	$298,292	$284,803
Total assets		$3,792,833	$3,803,903
Goodwill and core deposit intangible		(75,782)	(76,520)
Total tangible assets	c	3,717,051	3,727,383
Unrealized losses on HTM securities, net of tax [1]		(70,837)	(86,500)
Unrealized losses on HTM securities included in AOCI, net of tax [2]		7,951	8,761
Total tangible assets, net of unrealized losses on HTM securities (non-GAAP)	d	$3,654,165	$3,649,644
Bancorp TCE ratio	a / c	9.7%	9.7%
Bancorp TCE ratio, net of unrealized losses on HTM securities (non-GAAP)	b / d	8.2%	7.8%
Tangible Book Value Per Share
Common shares outstanding	e	16,083	16,158
Book value per share		$27.17	$27.17
Tangible book value per share	a / e	$22.46	$22.44
[1] Unrealized losses on held-to-maturity securities as of September 30, 2024 and December 31, 2023 of $100.6 million and $122.8 million, respectively, including the unrealized losses that resulted from the transfer of securities from AFS to HTM, net of an estimated $29.8 million and $36.3 million, respectively, in deferred tax benefits based on a blended state and federal statutory tax rate of 29.56%.
[2] The remaining unrealized losses that resulted from the transfer of securities from AFS to HTM, net of an estimated $3.3 million and $3.7 million, respectively, in deferred tax benefits based on a blended state and federal statutory tax rate of 29.56% are added back as they are already included in AOCI.

Page-48

(in thousands, except per share amounts; unaudited)	Three months ended		Nine months ended
Net income (loss)	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Net income (loss) (GAAP)	$4,570	$(21,902)	$(14,410)	$19,285
Adjustments:
Losses on sale of investment securities from portfolio repositioning	—	32,542	32,542	—
Related income tax benefit	—	(9,620)	(9,620)	—
Adjustments, net of taxes	—	22,922	22,922	—
Comparable net income (non-GAAP)	$4,570	$1,020	$8,512	$19,285
Diluted earnings (loss) per share
Weighted average diluted shares	16,066	16,108	16,076	16,017
Diluted earnings (loss) per share (GAAP)	$0.28	$(1.36)	$(0.90)	$1.20
Comparable diluted earnings per share (non-GAAP)	$0.28	$0.06	$0.53	$1.20
Return on average assets
Average assets	$3,763,660	$3,751,159	$3,775,320	$4,119,130
Return on average assets (GAAP)	0.48%	(2.35)%	(0.51)%	0.63%
Comparable return on average assets (non-GAAP)	0.48%	0.11%	0.30%	0.63%
Return on average equity
Average stockholders' equity	$435,645	$432,692	$434,773	$424,606
Return on average equity (GAAP)	4.17%	(20.36)%	(4.43)%	6.07%
Comparable return on average equity (non-GAAP)	4.17%	0.95%	2.62%	6.07%
Efficiency ratio
Non-interest expense	$20,417	$21,894	$63,480	$60,192
Net interest income	$24,269	$22,467	$69,430	$78,497
Non-interest income (GAAP)	$2,888	$(29,755)	$(24,113)	$8,272
Losses on sale of investment securities from portfolio repositioning	—	32,542	32,542	—
Non-interest income (non-GAAP)	$2,888	$2,787	$8,429	$8,272
Efficiency ratio (GAAP)	75.18%	(300.37)%	140.08%	69.37%
Comparable efficiency ratio (non-GAAP)	75.18%	86.70%	81.53%	69.37%

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

ALCO and the Board of Directors review our exposure to interest rate risk at least quarterly. We use simulation models to measure interest rate risk and to evaluate strategies to improve profitability in the context of policy guidelines. A simplified statement of condition is prepared on a quarterly basis as a starting point, using instrument level data of our actual loans, investments, borrowings and deposits as inputs. If potential changes to net equity value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, management may adjust the asset and liability mix to bring the risk position within approved limits or take other actions. Governing policies are subject to review by regulators and are updated to incorporate their observations and adapt to changes in idiosyncratic and systemic risks. As of September 30, 2024,
Page-49

interest rate risk was within policy guidelines established by ALCO and the Board. One set of interest rates modeled and evaluated against flat interest rates and a static balance sheet is a series of immediate parallel shifts in the yield curve. Our most recent analysis of our interest rate sensitivity is provided in the following table as an example rather than an expectation of likely interest rate movements.

Immediate Changes in Interest Rates (in basis points)	Estimated Change in Net Interest Income in Year 1, as Percent of Net Interest Income	Estimated Change in Net Interest Income in Year 2, as Percent of Net Interest Income
up 400	(2.8)%	7.6%
up 300	(1.8)%	5.9%
up 200	(1.0)%	4.3%
up 100	(0.2)%	2.5%
down 100	(1.6)%	(1.8)%
down 200	(2.2)%	(1.5)%
down 300	(2.5)%	(1.2)%
down 400	(2.3)%	(1.3)%

Interest rate sensitivity is a function of the repricing characteristics of our assets and liabilities. The Bank runs a combination of scenarios and sensitivities in its attempt to capture the range of interest rate risk including the simulations mentioned above. As with any simulation model or other method of measuring interest rate risk, limitations are inherent in the process and results are dependent on assumptions. For example, lower deposit growth than modeled may cause the Bank to increase its borrowing position, thereby increasing its liability sensitivity. Additionally, assets and liabilities may react differently to changes in market interest rates in terms of both timing and responsiveness to market rate movements. Important deposit modeling assumptions include the speed of deposit run-off and the amount by which interest-bearing deposit rates increase or decrease when market interest rates change, otherwise known as the deposit beta.

The above tables reflect deposit betas of up to 70%, averaging 43%, for rates paid on non-maturity interest-bearing deposits in rising rate scenarios. Deposit betas of up to 60%, averaging 35%, are applied to rates paid on non-maturity interest-bearing deposits in falling rate scenarios with a three month lag assumed. However, deposit pricing is actively managed at the relationship level and closely monitored real-time to avoid unintended consequences. The actual rates and timing of prepayments on loans and investment securities could vary significantly from the assumptions applied in the various scenarios. During the third quarter the Bank's asset sensitivity increased due to deposit inflows, which increased cash balances as well as the balance sheet repositioning activities initiated in the second quarter. In order to slightly reduce this asset sensitivity, subsequent to quarter end on November 4, 2024 the Bank terminated its interest rate swaps tied to available-for-sale securities. Lastly, uneven changes in different tenors of U.S. Treasury rates that result in changes to the shape of the yield curve could produce different results from those presented in the table. While not presented here, interest rate risk scenarios include yield curve steepening, flattening and twists. Accordingly, the results presented should not be relied upon as indicative of actual results in the event of changing market interest rates.

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
Page-50

that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2024, there were no significant changes that materially affected, or are reasonably likely to affect, our internal control over financial reporting. The term internal control over financial reporting, as defined by Rule 15d-15(f) of the Act, is a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and affected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

PART II       OTHER INFORMATION

ITEM 1         Legal Proceedings

Refer to Note 12 to the Consolidated Financial Statements in Item 8 of our 2023 Form 10-K and Note 8 to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

ITEM 2       Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

The following table reports information regarding repurchases of our common stock during the three months ended September 30, 2024:

(in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share 1 2	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value That May yet Be Purchased Under the Program [3]
Period
July 1, 2024 to July 31, 2024	—	$—	—	$25,000
August 1, 2024 to August 31, 2024	220	19.21	220	24,780
September 1, 2024 to September 30, 2024	—	—	—	24,780
Three months ended September 30, 2024	220	$19.21	220	$24,780
[1] Average price paid per share excludes commission.
[2] The aggregate purchase price and weighted average price per share does not include the effect of excise tax expense incurred on net stock repurchases. For the nine months ended September 30, 2024, the excise tax, net of issuances, was approximately $19 thousand.

3 On July 21, 2023, the Board of Directors approved the adoption of Bancorp's share repurchase program for up to $25.0 million and expiring on July 31, 2025.

Page-51

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

Bank of Marin Bancorp
(registrant)

November 8, 2024	/s/ Timothy D. Myers
Date	Timothy D. Myers
President and Chief Executive Officer
(Principal Executive Officer)

November 8, 2024	/s/ Tani Girton
Date	Tani Girton
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

Page-54