Form 10-K
period 2024-12-31
Bank of Marin Bancorp
filed 2025-03-14
CIK 1403475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 28, 2024, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting common equity held by non-affiliates, based upon the closing price per share of the registrant's common stock as reported by the Nasdaq, was approximately $248 million. For the purpose of this response, directors and certain officers of the Registrant are considered affiliates at that date.

As of February 28, 2025, there were 16,116,627 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2025 are incorporated by reference into Part III.

TABLE OF CONTENTS

PART I		Page-4
Forward-Looking Statements		Page-4
ITEM 1.	BUSINESS	Page-4
ITEM 1A.	RISK FACTORS	Page-13
ITEM 1B.	UNRESOLVED STAFF COMMENTS	Page-23
ITEM 1C.	CYBERSECURITY	Page-23
ITEM 2.	PROPERTIES	Page-24
ITEM 3.	LEGAL PROCEEDINGS	Page-24
ITEM 4.	MINE SAFETY DISCLOSURES	Page-24
PART II		Page-25
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	Page-25
ITEM 6.	[RESERVED]	Page-26
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	Page-26
	Forward-Looking Statements	Page-26
	Critical Accounting Estimates	Page-27
RESULTS OF OPERATIONS
	Financial Highlights	Page-30
	Executive Summary	Page-31
	Net Interest Income	Page-33
	Provision for Credit Losses	Page-35
	Non-Interest Income	Page-36
	Non-Interest Expense	Page-37
	Provision for Income Taxes	Page-38
	FINANCIAL CONDITION	Page-39
	Investment Securities	Page-39
	Loans	Page-41
	Allowance for Credit Losses	Page-45
	Other Assets	Page-48
	Deposits	Page-48
	Borrowings	Page-49
	Deferred Compensation Obligations	Page-50
	Capital Adequacy	Page-50
	Liquidity and Capital Resources	Page-51
	Non-GAAP Financial Measures	Page-52
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	Page-53
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Page-56
	Report of Independent Registered Public Accounting Firm	Page-56
	Management's Report on Internal Control over Financial Reporting	Page-59
	Consolidated Statements of Condition	Page-60
	Consolidated Statements of Comprehensive Income (Loss)	Page-61
	Consolidated Statements of Changes in Stockholders' Equity	Page-62
	Consolidated Statements of Cash Flows	Page-63
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Page-64
	Note 1: Summary of Significant Accounting Policies	Page-64

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

Important factors that could cause results or performance to differ materially from those expressed in our prior forward-looking statements are detailed in ITEM 1A, Risk Factors of this report. Forward-looking statements speak only as of the date they are made. Bancorp undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events.

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

Virtually all of our business is conducted through Bancorp's subsidiary, Bank of Marin, which is headquartered in Novato, California. In addition to our headquarters and a regional office in the Greater Sacramento region, we operate 27 retail branches and 8 commercial banking offices across Northern California with a strong emphasis on supporting local communities. Our customer base is comprised of business, not-for-profit, and personal banking relationships within our Northern California footprint. Our business banking focus is on small to medium-sized businesses, not-for-profit organizations, and commercial real estate investors.
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

Market Area

Our primary market area encompasses Alameda, Amador, Contra Costa, Marin, Napa, Placer, Sacramento, San Francisco, San Mateo, Solano and Sonoma counties. Our customer base is primarily made up of business, not-for-profit and personal banking relationships within these market areas. As of December 31, 2024, the majority of our deposits were in Marin, Napa, Sacramento and southern Sonoma counties, and approximately 59% of our deposits were from businesses and 41% from consumers.

Competition

The banking business in California generally, and in our market area specifically, is highly competitive with respect to attracting both loan and deposit relationships. The increasingly competitive environment is affected by changes in regulation, interest rates, technology and product delivery systems, and consolidation among financial service providers. The banking industry is seeing strong competition for high quality loans, with larger banks expanding activities to attract businesses that are traditionally community bank customers. In all of our counties, we have significant competition from nationwide banks with much larger branch networks and greater financial resources, as well as credit unions and other local and regional banks. Nationwide banks have the competitive advantages of developing data analytics and artificial intelligence tools and other technological platforms. Large commercial banks also have substantially greater lending limits and the ability to offer certain services, which are not offered directly by

us. Other competitors for depositors' funds are money market mutual funds and non-bank financial institutions such as brokerage firms and insurance companies.

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

Human Capital Resources

As of December 31, 2024, we employed 285 full-time equivalent staff. The actual number of employees, including part-time employees, at year-end 2024 included seven executive officers, 147 other corporate officers and 136 staff. None of our employees are presently represented by a union or covered by a collective bargaining agreement.

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

We recognize that employees who are engaged and committed to their work and workplace contribute meaningfully to our success. On a regular basis, we solicit employee feedback through a confidential, company-wide survey on culture, management, career opportunities, compensation, and benefits. The results of this survey are reviewed and used to update employee programs, initiatives, and communications. We believe that our employee relations are good. In 2024, we were inducted into NorthBay Biz's "Best of" Hall of Fame and were named one of North Bay Business Journal's "Best Places to Work".

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

Community Reinvestment Act

Congress enacted the Community Reinvestment Act (“CRA”) in 1977 to encourage financial institutions to meet the credit needs of the communities in which they are located. All banks and thrifts have a continuing and affirmative obligation, consistent with safe and sound operations, to help meet the credit needs of their entire communities, including low and moderate income neighborhoods. Regulatory agencies rate each bank's performance in assessing and meeting these credit needs. The Bank is committed to serving the credit needs of the communities in which we do business, and it is our policy to respond to all creditworthy segments of our market. As part of its CRA commitment, the Bank maintains strong philanthropic ties to the community. We invest in affordable housing projects that help economically disadvantaged individuals and residents of low- and moderate-income census tracts, in each case consistent with our long-established prudent underwriting practices. We also donate to, invest in and volunteer with organizations that serve the communities in which we do business, especially low- and moderate-income individuals. These organizations offer educational and health programs to economically disadvantaged students and families, community development services and affordable housing programs. We offer CRA reportable small business, small farm and community development loans within our assessment areas. The CRA requires a depository institution's primary federal regulator, in connection with its examination of the institution, to assess the institution's record in meeting CRA requirements. The regulatory agency's assessment of the institution's record is made available to the public. This record is taken into consideration when the institution establishes a new branch that accepts deposits, relocates an office, applies to merge or consolidate, or expands into other activities. The FDIC assigned a “Satisfactory” rating to Bank of Marin's CRA performance examination based on their most recent examination completed in November 2023, which was performed under the large bank requirements.

In October 2023, the federal banking agencies issued a final rule to strengthen and modernize regulations implementing the CRA. The final rule, among other things, seeks to (i) expand access to credit, investment, and basic banking services in low- and moderate-income communities, (ii) adapt to changes in the banking industry, including internet and mobile banking, (iii) provide greater clarity, consistency, and transparency, (iv) tailor CRA evaluations and data collection to bank size and type, and (v) maintain a unified approach among the bank regulatory agencies. Since issuance, the effective date of the final rule has been delayed pending the outcome of litigation that challenged the statutory authority of federal regulators. We will continue to evaluate the impact of any changes to the regulations implementing the CRA and their impact to our financial condition, results of operations, and/or liquidity, which cannot be predicted at this time.

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
415-763-4524
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

Financial Challenges at Other Banking Institutions Could Lead to Depositor Concerns That Spread Within the Banking Industry Causing Disruptive Deposit Outflows and Other Destabilizing Results That Could Adversely Affect Our Liquidity, Business, Financial Condition and Results of Operations

In the first and second quarters of 2023, certain specialized banking institutions with elevated concentrations of uninsured deposits experienced large deposit outflows, resulting in the institutions being placed into FDIC receiverships. In addition, media and market coverage of the Bay Area economy and local financial institutions, have generated significant market volatility among publicly traded bank holding companies and, in particular, regional and community banks like the Company. These market developments have negatively impacted customer confidence in the safety and soundness of regional and community banks and may impact our financial results in future periods. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact the Company’s liquidity, loan funding capacity, net interest margin, capital and results of operations.

We maintain a well-diversified deposit base, with an estimated 29% of uninsured and/or uncollateralized deposits as of December 31, 2024. Such uninsured deposits were fully covered by the Bank's available funding sources, including unrestricted cash, unencumbered available-for-sale securities, and a total available borrowing capacity of $1.849 billion, or 57% of total deposits, and 197% of estimated uninsured and/or uncollateralized deposits as of December 31, 2024. Excluding zero balance accounts, 59% of deposit balances were held in business accounts with average balances of $127 thousand per account, with the remaining 41% in consumer accounts with average balances of $40 thousand per account as of December 31, 2024.

Although we maintain strong liquidity for the normal operations of the Bank, model various stress scenarios, and maintain significant contingent liquidity sources, general depositor concerns given the recent high profile bank closures could lead to deposit outflows from our Bank. Our funding costs increased significantly in 2023 and could increase again if our deposits decline and we replace them with more expensive sources of funding, such as FHLB and FRB borrowings, and/or brokered deposits, if customers shift their deposits into higher cost products, or if we raise interest rates to avoid losing deposits. In addition, adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources, constraining our financial flexibility, and ability to originate loans, invest in securities, and distribute dividends to our shareholders. In addition, such a lack of liquidity could result in the sale of securities in an unrealized loss position and/or alter our ability to hold our held-to-maturity securities to their maturity dates. All of these factors could have a material adverse impact on our asset growth, liquidity, business, financial condition, and results of operations.

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

The Value of Goodwill and Other Intangible Assets May Decline in the Future

As of December 31, 2024, we had goodwill totaling $72.8 million and a core deposit intangible asset totaling $2.8 million from business acquisitions. A significant decline in expected future cash flows, a significant adverse change in the business climate, or a significant and sustained decline in the price of our common stock could necessitate taking charges in the future related to the impairment of goodwill or other intangible assets. If we were to conclude that a future write-down of goodwill or other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our business, financial condition and results of operations.

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

Interest Rate Risk is Inherent in Our Business

Our earnings are largely dependent upon our net interest income, which is the difference between interest income earned on interest-earning assets, such as loans and securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are sensitive to many factors outside of our control, including general economic conditions and the policies of various governmental and regulatory agencies and, in particular, the FOMC, which regulates the supply of money and credit in the United States. Changes in monetary policy, including changes in interest rates, can influence not only the interest we receive on loans and securities and interest we pay on deposits and borrowings, but can also affect (i) our ability to originate loans and obtain deposits, (ii) the duration of our securities and loan portfolios, and (iii) the fair value of our financial assets and liabilities. In fact, the FOMC’s aggressive interest rate increases, discussed more fully below, negatively affected each of these areas of our business in recent years. Our portfolio of loans and securities will generally decline in value if market interest rates increase, and increase in value if market interest rates decline. Decreases in the market value of investment securities available for sale negatively impact the Bank's tangible equity through accumulated other comprehensive losses. In addition, our loans and callable mortgage-backed securities are also subject to prepayment risk when interest rates fall, and the borrowers' credit risk may increase in rising rate or recessionary environments. Factors such as inflation, productivity, oil prices, unemployment rates, and global demand play a role in the FOMC's consideration of future rate adjustments.

The federal funds rate range remained between 0.0% to 0.25% from March 2020 through the beginning of 2022, putting downward pressure on our asset yields and net interest margin. Beginning in March 2022, the FOMC began successive increases to the federal funds rate due to the evolving inflation risks, complicated by international political unrest and supply chain disruptions. The FOMC began increasing rates in March 2022, totaling seven rate increases in 2022 and four additional rate increases in 2023, and ended the year of 2023 at a federal funds target rate range between 5.25% and 5.50%. Rising interest rates and first quarter 2023 disruptions in the banking industry resulted in rapid increases in the cost of funds through rising deposit costs and increased borrowings, putting pressure on net interest margin starting in the second quarter of 2023. Primarily due to declining inflation, the Federal Reserve lowered the target for the federal funds rate by 100 basis points, to a range of 4.25% to 4.50% in the later months of 2024.

See the Net Interest Income section of Management's Discussion and Analysis of Financial Condition and Results of Operations in ITEM 7 and Quantitative and Qualitative Disclosures about Market Risk in ITEM 7A of this report for further discussion related to interest rate sensitivity and our management of interest rate risk.

Rising Interest Rates Have Decreased the Value of the Company’s Held-To-Maturity and Available-for-Sale Securities Portfolio, and the Company Would Realize Losses if It Were Required to Sell Such Securities to Meet Liquidity Needs

Because of inflationary pressures and the resulting rapid increases in the federal funds target rate since March 2022, the market value of previously issued government and other fixed income securities has declined significantly. These securities make up a majority of the securities portfolio of most banks in the U.S., including the Company’s, resulting in unrealized losses embedded in the held-to-maturity portion of U.S. banks’ securities portfolios and unrealized losses on available-for-sale securities reflected in the Company’s accumulated other comprehensive income (loss). We maintain an investment securities portfolio to provide liquidity and to generate earnings on funds that have not been loaned to customers while managing our liquidity and interest rate position, seeking a reasonable yield balanced with risk exposure. While it is neither our intention to sell securities at a net loss in the normal course of business, nor were we required to, we strategically sold securities in the third and fourth quarters of 2023 and the second quarter of 2024, to reposition the balance sheet to bolster net interest margin. If the Company were to sell additional securities in an unrealized loss position, it may incur losses that could impair the Company’s capital, financial condition, and results of operations and may require the Company to raise additional capital on unfavorable terms, thereby negatively impacting its profitability and potentially causing shareholder dilution.

Activities of Our Large Borrowers and Depositors May Cause Unexpected Volatilities in Our Loan and Deposit Balances, as well as Net Interest Margin

Loans originated at higher interest rates may be paid off and replaced by new loans with lower interest rates, causing downward pressure on our net interest margin. In addition, our top ten depositor relationships accounted for approximately 9% and 8% of total deposit balances at December 31, 2024 and 2023, respectively. The business models and cash cycles of some of our large commercial depositors may also cause short-term volatility in their deposit balances held with us. As our customers' businesses grow, the dollar value of their daily activities may also grow leading to larger fluctuations in daily balances. Any long-term decline in deposit funding would adversely affect our liquidity. For additional information on our management of deposit volatility, refer to the Liquidity section of ITEM 7, Management's Discussion and Analysis, of this report.

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

Negative Conditions Affecting Real Estate May Harm Our Business and Our Commercial Real Estate Concentration May Heighten Such Risk

Concentration of our lending activities in the California real estate sector could negatively affect our results of operations if adverse changes in our lending area occur. As of December 31, 2024, approximately 90% of our loans had real estate as a primary or secondary component of collateral, which were comprised of 72% commercial real estate and 28% residential real estate. Real estate valuations are influenced by demand, and demand is driven by economic factors such as employment rates and interest rates.

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

Rising CRE lending concentrations may expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the CRE market. Concentration risk exists when financial institutions deploy too many assets to any one industry or segment. Concentration stemming from commercial real estate is one area of regulatory concern. The CRE Concentration Guidance provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) total commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Concentration Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. As of December 31, 2024 and 2023, using regulatory definitions in the CRE Concentration Guidance, our CRE loans represented 389% and 371%, respectively, of our total risk-based capital. We manage our CRE concentrations and discuss them as necessary with the banking regulatory agencies and believe that our underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are currently sufficient to address the CRE Concentration Guidance.

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

Although Congress has taken steps to improve regulation and consumer protection related to the housing finance system (e.g., the Dodd-Frank Act), FNMA and FHLMC have entered their 17th year of U.S. government conservatorship via the Federal Housing Finance Agency ("FHFA"). While proposals to end the conservatorship have considered solutions such as an initial public offering, at the date of this report, its future and ultimate impact on the financial markets and our investments in GSEs are uncertain.

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

Climate change and related legislative and regulatory initiatives may materially affect the Company’s business and results of operations

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

Significant changes or developments in U.S. laws or policies, and the reactions of the national and global economy to such changes, may have a material adverse effect on our business.

There are uncertainties around the legal and regulatory approach that will be taken under the Trump administration, and we cannot predict the likelihood, nature or extent of changes in law or government regulations that may arise from future legislation or administrative or executive action, either in the United States or abroad.

The current administration’s rapidly evolving policy pronouncements and executive orders create an unpredictable regulatory landscape. This unpredictability can result in sudden changes to the legal and regulatory framework governing our operations, making it challenging to plan and execute our business strategies effectively. Additionally, the potential for abrupt policy shifts may cause fluctuations in market conditions, impacting our investment portfolio, lending activities, and overall financial performance. The general uncertainty associated with the administration’s policy approach may also lead to increased market volatility and disruptions that could affect the availability and cost of capital, the valuation of our assets, the stability of our funding sources, and the financial health and operations of our borrowers. In turn, this may impact our ability to meet regulatory capital requirements, manage liquidity, and maintain profitability.

The administration’s efforts to roll back financial regulations, which may include those established under the Bank Secrecy Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and others could lead to changes in the regulatory environment in which we operate. While deregulation may reduce compliance costs and regulatory burdens, it may also increase competition and risk-taking in the financial services sector, potentially leading to greater market volatility and financial instability. We cannot, however, accurately predict the full effects of recent or future legislation or the various other governmental, regulatory, monetary, and fiscal initiatives which have been and may be enacted on the financial markets, the Company, and the Bank.

We continue to monitor regulatory developments and adjust our strategies accordingly. However, the inherent unpredictability of the current regulatory environment poses a risk to our business that could have material adverse effects on our financial condition and results of operations.

Any Regulatory Examination Scrutiny or New Regulatory Requirements Arising From the Recent Events in the Banking Industry Could Increase the Company’s Expenses and Affect the Company’s Operations

The Company could be subject to increased regulatory scrutiny – in the course of routine examinations and otherwise – and new regulations directed towards banks of similar size to the Bank, designed to address the recent negative developments in the banking industry, all of which may increase the Company’s costs of doing business and reduce its profitability.

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

ITEM 2.     PROPERTIES

We lease our corporate headquarters building in Novato, California, which houses loan production, operations, Wealth Management and Trust Services and administration.  We lease branch and office facilities within our primary market areas in the cities of Corte Madera, San Rafael, Novato, Sausalito, Mill Valley, Greenbrae, Petaluma, Santa Rosa, Healdsburg, Sonoma, Napa, San Francisco, Alameda, Oakland, Walnut Creek, Gold River, Jackson, Roseville, and Sacramento.  For additional information on properties, refer to Note 4, Bank Premises and Equipment, and Note 12, Commitments and Contingencies, in ITEM 8 of this report.

ITEM 3.         LEGAL PROCEEDINGS

For information on litigation matters, see Note 12, Commitments and Contingencies, in ITEM 8 of this report.

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Bancorp's common stock trades on the Nasdaq Capital Market under the symbol BMRC. At February 28, 2025, 16,116,627 shares of Bancorp's common stock, no par value, were outstanding and held by approximately 7,500 holders of record and beneficial owners.

Five-Year Stock Price Performance Graph

The following graph, compiled by S&P Global Market Intelligence of New York, New York, shows a comparison of cumulative total shareholder return on our common stock during the five fiscal years ended December 31, 2024 compared to the Russell 2000 Stock index and the S&P Regional Banks Select Industry Index. The comparison assumes the investment of $100 in our common stock on December 31, 2019 and the reinvestment of all dividends. The graph represents past performance and does not indicate future performance. In addition, total return performance results vary depending on the length of the performance period.

Total Return Performance
200
150
100
50
0
Index Value
Bank of Marin Bancorp
Russell 2000 Index
S&P Regional Banks Select Industry Index
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24

	2019	2020	2021	2022	2023	2024
Bank of Marin Bancorp (BMRC)	100.00	78.30	87.11	79.18	55.82	63.57
Russell 2000 Index	100.00	119.96	137.74	109.59	128.14	142.93
S&P Regional Banks Select Industry Index [1]	100.00	92.90	129.98	110.80	102.56	122.17
Source: S&P Global Market Intelligence
1 The index comprises stocks in the S&P Total Market Index that are classified in the Global Industry Classification Standard regional banks sub-industry.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information as of December 31, 2024, with respect to equity compensation plans.

	Shares to be issued upon exercise of outstanding options[1]	Weighted average exercise price of outstanding options	Shares remaining available for future issuance [2]
Equity compensation plans approved by shareholders	273,242	$33.92	925,140
1 Represents shares of common stock issuable upon exercise of outstanding options under the Bank of Marin Bancorp 2017 Equity Plan and 2007 Equity Plan.
2 Represents remaining shares of common stock available for future grants under the 2017 Equity Plan and the 2020 Director Stock Plan, excluding 273,242 shares to be issued upon exercise of outstanding options and 370,739 shares available to be issued under the Employee Stock Purchase Plan.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On July 21, 2023, the Board of Directors approved the adoption of Bancorp's share repurchase program for up to $25.0 million and expiring on July 31, 2025. Bancorp repurchased 220,000 shares totaling $4.3 million at an average price of $19.21 per share in the year ended December 31, 2024. There were no repurchases in 2023.

Shares repurchased pursuant to our common stock share repurchase programs during 2024, 2023 and 2022, were as follows.

	2024	2023	2022	Cumulative Totals
Total number of common shares repurchased	220,000	0	23,275	243,275
Total purchase price of common shares repurchased (in millions)	$4.3	$—	$1.0	$5.3

The following table reports information regarding repurchases of our common stock during the year ended December 31, 2024:

(in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share [1,2]	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value That May yet Be Purchased Under the Program [3]
Period
January 1, 2024 to January 31, 2024	—	$—	—	$25,000
February 1, 2024 to February 29, 2024	—	—	—	25,000
March 1, 2024 to March 31, 2024	—	—	—	25,000
April 1, 2024 to April 30, 2024	—	—	—	25,000
May 1, 2024 to May 31, 2024	—	—	—	25,000
June 1, 2024 to June 30, 2024	—	—	—	25,000
July 1, 2024 to July 31, 2024	—	—	—	25,000
August 1, 2024 to August 31, 2024	220	19.21	220	24,780
September 1, 2024 to September 30, 2024	—	—	—	24,780
October 1, 2024 to October 31, 2024	—	—	—	24,780
November 1, 2024 to November 30, 2024	—	—	—	24,780
December 1, 2024 to December 31, 2024	—	—	—	24,780
Year ended December 31, 2024	220	$19.21	220	$24,780
[1] Average price paid per share excludes commission.
[2] The aggregate purchase price and weighted average price per share does not include the effect of excise tax expense incurred on net stock repurchases. For the year ended December 31, 2024, the excise tax, net of issuances, was approximately $19 thousand.

3 On July 21, 2023, the Board of Directors approved the adoption of Bancorp's share repurchase program for up to $25.0 million and expiring on July 31, 2025.

ITEM 6.     [RESERVED]

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition as of December 31, 2024 and 2023 and results of operations for each of the years in the three-year period ended December 31, 2024 should be read in conjunction with our consolidated financial statements and related notes thereto, included in Part II ITEM 8 of this report.

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

Our allowance model is particularly sensitive to forecasted and seasonally-adjusted actual California unemployment rates, which increased to 5.5% at December 31, 2024, from 5.1% at December 31, 2023. The ACL model incorporates a one-year forecast. For periods beyond the forecast horizon, the economic factors revert to historical averages on a straight-line basis over a one-year period through the remaining lives of the loans. We performed a sensitivity analysis as of December 31, 2024, and estimated that a 100 basis point change (e.g., 4.5% to 5.5%) in the forecasted unemployment rates over the next four quarters would result in about a 6% change to our allowance for credit losses on loans. This impact does not consider changes to other assumptions for either the quantitative factors, such as probability of default, loss given default, loan mix or cash flows, prepayment/curtailment rates, and individually analyzed loans, or qualitative factors as discussed in Note 1 - Summary of Significant Accounting

Policies. Additionally, because current economic conditions and forecasts can change, as future events are inherently difficult to predict, the estimated credit losses on loans and unfunded commitments could change significantly.

While we believe we use the best information available to determine the allowance for credit losses, our results of operations could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance. For information regarding critical estimates related to our allowance for credit losses methodology, the provision for credit losses, and risks to asset quality and lending activity, see ITEM 1A - Risk Factors, the Allowance for Credit Losses section in ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 3 - Loans and Allowance for Credit Losses on Loans in ITEM 8 - Financial Statements and Supplementary Data of this Form 10-K.

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

In both 2024 and 2023, the Company assessed goodwill for impairment by performing a quantitative assessment, which encompassed an income approach and two market approaches (peer metrics and recent transactions). The income approach considered such factors as the estimated future cash flows of our reporting unit based on internal long-term forecasts, assumptions concerning potential synergies and other economic benefits, and a discount rate used to present value such cash flows to determine the fair value. The market approach utilized observable market data from comparable public companies, including price-to-tangible book value ratios, to estimate the Company’s fair value. The market approach also incorporated a control premium to represent the Company’s expectation of a hypothetical acquisition. Management used judgment in the selection of comparable companies and included those with similar business activities, and related operating environments. In addition, the selection and weighting of the various fair value techniques may result in higher or lower estimates of fair value. Judgment is applied in determining the weightings between the income approach and the market approach in determining fair value. The results of these assessments indicated the value of goodwill was not impaired as of our annual impairment testing dates of November 30, 2024 and 2023, and there were no changes to our assessment through December 31, 2024.

RESULTS OF OPERATIONS

Financial Highlights

The following are highlights of our financial condition and results of operations. The data was derived from the audited consolidated financial statements of Bank of Marin Bancorp.

		At December 31,
(dollars in thousands, except per share data)		2024	2023
Selected financial condition data:
Total assets		$3,701,335	$3,803,903
Investment securities		$1,266,733	$1,477,226
Loans, net of allowance for credit losses on loans		$2,052,600	$2,048,548
Deposits		$3,220,015	$3,290,075
Borrowings and other obligations		$154	$26,298
Stockholders' equity		$435,407	$439,062
Book value per share		$27.06	$27.17
Tangible book value per share		$22.37	$22.44
Asset quality ratios:
Allowance for credit losses to total loans		1.47%	1.21%
Allowance for credit losses to non-accrual loans		0.90x	3.15x
Non-accrual loans to total loans		1.63%	0.39%
Classified loans (graded substandard and doubtful) as a percentage of total loans		2.17%	1.56%
Capital ratios:
Equity to total assets		11.76%	11.54%
Tangible common equity to tangible assets		9.93%	9.73%
Total capital (to risk-weighted assets)		16.54%	16.89%
Tier 1 capital (to risk-weighted assets)		15.32%	15.91%
Tier 1 capital (to average assets)		10.46%	10.46%
Common equity Tier 1 capital (to risk-weighted assets)		15.32%	15.91%
Other data:
Loan-to-deposit ratio		64.70%	63.03%
Number of branches		27	27
Full-time equivalent employees		285	329
	For the Years Ended December 31,
(dollars in thousands, except per share data)	2024	2023	2022
Selected operating data:
Net interest income	$94,660	$102,761	$127,492
Provision for (reversal of) credit losses on loans	5,550	2,575	(63)
Reversal of credit losses on unfunded loan commitments	(233)	(342)	(318)
Non-interest income	(21,360)	4,989	10,905
Non-interest expense	81,818	79,481	75,269
Net (loss) income	(8,409)	19,895	46,586
Net (loss) income per common share:
Basic	$(0.52)	$1.24	$2.93
Diluted	$(0.52)	$1.24	$2.92
Performance and other financial ratios:
Return on average assets	(0.22)%	0.49%	1.08%
Return on average equity	(1.93)%	4.69%	11.16%
Tax-equivalent net interest margin	2.63%	2.63%	3.11%
Cost of deposits	1.41%	0.74%	0.06%
Cost of funds	1.42%	1.02%	0.07%
Efficiency ratio	111.62%	73.76%	54.39%
Net charge-offs (recoveries)	$66	$386	$(23)
Net charge-offs (recoveries) to average loans	NM	0.02%	NM
Cash dividend payout ratio on common stock [1]	NM	80.65%	33.45%
Cash dividends per common share	$1.00	$1.00	$0.98
[1] Calculated as cash dividends per common share divided by basic net income per common share.
NM - Not meaningful.

Executive Summary

Our annual loss was $8.4 million in 2024, compared to earnings of $19.9 million in 2023. Diluted loss was $(0.52) per share in 2024, compared to earnings of $1.24 per share in 2023.

Results for 2024 were significantly impacted by our strategic balance sheet repositioning which included the sale of $325.2 million in low yielding investment securities at a $32.5 million pre-tax loss, the payoff of high cost borrowings and the purchase and origination of higher yielding loans and securities. In addition, we took actions to reduce operating expenses in 2024 which positively impacted our results later in the year. Though the percentage of non-accrual loans increased from the prior year, we continue to proactively identify and manage credit risk within the loan portfolio and there were some improvements in credit quality trends during the fourth quarter. We believe the strength of our balance sheet, higher level of productivity that we are seeing from our banking teams, and positive trends in our net interest margin and operating leverage are key factors that should help mitigate any unforeseen credit quality deterioration that may arise and drive further improvement in our financial performance in the year ahead.

The following are highlights of operating and financial performance for the year ended December 31, 2024:

•Loans increased $9.5 million during the year ended December 31, 2024, to $2.083 billion, compared to $2.074 billion at December 31, 2023. Excluding a $35.7 million loan pool purchase of residential real estate loans, loan originations totaled $152.6 million for the year ended December 31, 2024, compared to $144.1 million for the prior year.
•Classified loans made up 2.17% of total loans as of December 31, 2024, compared to 1.56% as of December 31, 2023. The Bank continues to proactively identify and manage credit risk within the loan portfolio.
•Non-accrual loans totaled $33.9 million, or 1.63% of the loan portfolio, compared to $8.0 million, or 0.39%, as of December 31, 2024 and 2023, respectively primarily due to three relationships designated as non-accrual in the second and third quarters of 2024. Of the total non-accrual loans as of December 31, 2024, approximately 56% were paying as agreed, 91% were real estate secured, and all are being closely managed and monitored.
•A $5.6 million provision for credit losses on loans in 2024 including a $5.2 million specific reserve taken on a commercial real estate loan as a result of declining collateral values brought the allowance for credit losses to 1.47% of total loans, compared to 1.21% as of December 31, 2023.
•Total deposits decreased by $70.1 million to $3.220 billion as of December 31, 2024, from $3.290 billion as of December 31, 2023. Non-interest bearing deposits continue to remain strong compared to our peers and made up 43.5% of total deposits as of December 31, 2024, compared to 43.8% as of December 31, 2023. We believe we are appropriately competitive in regard to deposit pricing, given our relationship banking model, which differentiates Bank of Marin through exceptional service. Estimated uninsured and/or uncollateralized deposits comprised 29% of total deposits as of December 31, 2024.
•At December 31, 2024, the Bank had no outstanding borrowings compared to $26.0 million at December 31, 2023, as a result of our strategic balance sheet restructuring in 2023 and 2024. Total available funding sources, including unrestricted cash, unencumbered available-for-sale securities, and total available borrowing capacity, were $1.849 billion, or 57% of total deposits and 197% of estimated uninsured and/or uncollateralized deposits as of December 31, 2024.
•The tax-equivalent net interest margin was 2.63% for 2024, consistent with 2023. Higher yields on loans increased the margin by 31 basis points, while higher deposit costs resulted in a 64 basis points reduction in the margin. In addition, the year's balance sheet restructuring activities affected the borrowings, interest-bearing cash and investments factors with impacts of 27, 13 and (7) basis points, respectively.

•All capital ratios were above well-capitalized regulatory requirements. Bancorp's total risk-based capital ratio was 16.54% as of December 31, 2024, compared to 16.89% as of December 31, 2023. Tangible common equity to tangible assets ("TCE ratio") increased to 9.93% as of December 31, 2024, from 9.73% as of December 31, 2023. While we do not intend to sell our held-to-maturity securities, the TCE ratio, net of after-tax unrealized losses on held-to-maturity securities as if the losses were realized, was 7.85% as of December 31, 2024 (refer to the discussion and reconciliation of this non-GAAP financial measure in the section below entitled Statement Regarding Use of Non-GAAP Financial Measures).
•The Board of Directors declared a cash dividend of $0.25 per share on January 23, 2025, which was the 79th consecutive quarterly dividend paid by Bancorp. The dividend was paid on February 13, 2025 to shareholders of record at the close of business on February 6, 2025.

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

Average Statements of Condition and Analysis of Net Interest Income
	Year ended			Year ended			Year ended
	December 31, 2024			December 31, 2023			December 31, 2022
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands; unaudited)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning deposits with banks [1]	$128,752	$6,714	5.13%	$42,864	$2,329	5.36%	$120,395	$1,407	1.15%
Investment securities [2,3]	1,361,859	33,349	2.45%	1,753,708	39,100	2.23%	1,796,628	35,534	1.98%
Loans [1,3,4,5]	2,074,971	101,912	4.83%	2,099,719	99,018	4.65%	2,175,259	94,614	4.29%
Total interest-earning assets [1]	3,565,582	141,975	3.92%	3,896,291	140,447	3.56%	4,092,282	131,555	3.17%
Cash and non-interest-bearing due from banks	36,692			37,868			53,534
Bank premises and equipment, net	7,310			8,348			7,400
Interest receivable and other assets, net	164,298			135,200			151,295
Total assets	$3,773,882			$4,077,707			$4,304,511
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$193,456	$1,201	0.62%	$240,524	$1,036	0.43%	$294,682	$421	0.14%
Savings accounts	227,061	2,003	0.88%	281,611	867	0.31%	341,710	125	0.04%
Money market accounts	1,155,016	33,914	2.94%	1,013,620	18,553	1.83%	1,065,104	1,589	0.15%
Time accounts, including CDARS	262,482	9,254	3.53%	191,056	4,715	2.47%	140,547	323	0.23%
Borrowings and other obligations [1]	4,628	241	5.13%	221,623	11,562	5.15%	2,295	91	3.90%
Total interest-bearing liabilities	1,842,643	46,613	2.53%	1,948,434	36,733	1.89%	1,844,338	2,549	0.14%
Demand accounts	1,448,346			1,656,047			1,993,373
Interest payable and other liabilities	47,823			49,442			49,456
Stockholders' equity	435,070			423,784			417,344
Total liabilities & stockholders' equity	$3,773,882			$4,077,707			$4,304,511
Tax-equivalent net interest income/margin [1,3]		$95,362	2.63%		$103,714	2.63%		$129,006	3.11%
Reported net interest income/margin [1]		$94,660	2.61%		$102,761	2.60%		$127,492	3.07%
Tax-equivalent net interest rate spread			1.39%			1.67%			3.03%

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

[5] Net loan origination (costs) fees included in interest income totaled $(1.6) million, $(1.3) million, and $1.1 million in 2024, 2023, and 2022, respectively.

Analysis of Changes in Net Interest Income

The following table presents the effects of changes in average balances (volume) or changes in average rates on tax-equivalent net interest income for the years indicated. Volume variances are equal to the increase or decrease in average balances multiplied by prior period rates. Rate variances are equal to the increase or decrease in rates multiplied by prior period average balances. Mix variances are attributable to the change in yields or rates multiplied by the change in average balances including one day more in the year ended 2024.

	2024 compared to 2023				2023 compared to 2022
(in thousands, unaudited)	Volume	Yield/Rate	Mix	Total	Volume	Yield/Rate	Mix	Total
Interest-earning deposits with banks	$4,667	$(100)	$(182)	$4,385	$(906)	$5,135	$(3,307)	$922
Investment securities [1]	(8,737)	3,845	(859)	(5,751)	(849)	4,523	(108)	3,566
Loans [1]	(1,167)	3,828	233	2,894	(3,286)	7,966	(276)	4,404
Total interest-earning assets	(5,237)	7,573	(808)	1,528	(5,041)	17,624	(3,691)	8,892
Interest-bearing transaction accounts	(203)	453	(85)	165	(77)	848	(156)	615
Savings accounts	(168)	1,610	(306)	1,136	(22)	926	(162)	742
Money market accounts	2,588	11,128	1,645	15,361	(77)	17,906	(865)	16,964
Time accounts, including CDARS	1,763	2,002	774	4,539	116	3,146	1,130	4,392
Borrowings and other obligations	(11,321)	(50)	50	(11,321)	8,697	29	2,745	11,471
Total interest-bearing liabilities	(7,341)	15,143	2,078	9,880	8,637	22,855	2,692	34,184
Tax-equivalent net interest income	$2,104	$(7,570)	$(2,886)	$(8,352)	$(13,678)	$(5,231)	$(6,383)	$(25,292)
[1] Yields and interest income on tax-exempt securities and loans are presented on a taxable-equivalent basis using the federal statutory rate of 21%.

2024 Compared to 2023

Net interest income totaled $94.7 million in 2024, compared to $102.8 million in 2023. The $8.1 million decrease from the prior year was primarily due to higher deposit costs of $21.2 million, partially offset by the reduction of $11.3 million in borrowing costs.

The tax-equivalent net interest margin was 2.63% for 2024, consistent with 2023. Higher yields on loans increased the margin by 31 basis points, while higher deposit costs resulted in a 64 basis points reduction in the margin. In addition, the year's balance sheet restructuring activities affected the borrowings, interest-bearing cash and investments factors with impacts of 27, 13 and (7) basis points, respectively.

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
In response to the evolving risks to economic activity caused by the COVID-19 pandemic, the FOMC made two emergency federal funds rate cuts totaling 150 basis points in March 2020. The federal funds rate range remained between 0.0% and 0.25% through the beginning of 2022, putting downward pressure on our asset yields and net interest margin. The FOMC began increasing rates in March 2022, totaling seven rate increases in 2022 and four additional rate increases in 2023, and ended the year of 2023 at a federal funds target rate range between 5.25% and 5.50%. Rising interest rates resulted in rapid increases in the cost of funds through rising deposit costs and increased average borrowings, putting pressure on our net interest margin. Because market interest rates remained high for longer than many market participants anticipated, during the second quarter of 2024, we sold securities with relatively low yields and redeployed the proceeds to pay off borrowings, invest in higher yielding loans and securities, and position the balance sheet for future acquisitions of similar assets.

Primarily due to declining inflation, the Federal Reserve lowered the target for the federal funds rate by 100 basis points, to a range of 4.25% to 4.50% in the later months of 2024. At the January 2025 meeting, the FOMC left rates unchanged and signaled slower than originally anticipated rate cuts are likely in 2025. Management and the Board are continuously monitoring and analyzing the impact of market rates on the Company's financial condition and results of operations to enhance performance, safety and soundness and returns to shareholders. See ITEM 7A. Quantitative and Qualitative Disclosure about Market Risk for further information.

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

The following table shows the activity for the periods presented.

	Years ended December 31,
(dollars in thousands)	2024	2023	2022
Provision for (reversal of) credit losses on loans	$5,550	$2,575	$(63)

The provision in 2024 was due primarily to increases in qualitative risk factors to account for continued uncertainty about inflation and recession risks, and from continued negative trends in adversely graded loans and/or collateral values on our non-owner occupied commercial real estate office and multi-family real estate portfolios including $5.2 million taken in the second quarter due to an increased individual reserve for one non-owner occupied commercial real estate loan totaling $16.7 million that, although current, had experienced a deterioration in the collateral value and, therefore, a material increase in the loan-to-value.

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

Non-interest Income

The table below details the components of non-interest income.

				2024 compared to 2023		2023 compared to 2022
	Years ended December 31,			Amount Increase (Decrease)	Percent Increase (Decrease)	Amount Increase (Decrease)	Percent Increase (Decrease)
(dollars in thousands; unaudited)	2024	2023	2022
Wealth management and trust services	$2,420	$2,145	$2,227	$275	12.8%	$(82)	(3.7)%
Service charges on deposit accounts	2,164	2,083	2,007	81	3.9%	76	3.8%
Earnings on bank-owned life insurance, net	1,714	1,802	1,229	(88)	(4.9)%	573	46.6%
Debit card interchange fees, net	1,701	1,831	2,051	(130)	(7.1)%	(220)	(10.7)%
Dividends on Federal Home Loan Bank stock	1,478	1,265	1,056	213	16.8%	209	19.8%
Merchant interchange fees, net	324	496	549	(172)	(34.7)%	(53)	(9.7)%
Losses on sale of investment securities, net	(32,541)	(5,893)	(63)	(26,648)	452.2%	(5,830)	9,254.0%
Other income	1,380	1,260	1,849	120	9.5%	(589)	(31.9)%
Total non-interest income	$(21,360)	$4,989	$10,905	$(26,349)	(528.1)%	$(5,916)	(54.3)%

2024 Compared to 2023

Non-interest income showed a loss of $21.4 million for 2024, a $26.3 million decrease from income of $5.0 million for 2023. The decrease in 2024 was primarily due to the $32.5 million net loss on the sale of available-for-sale investment securities in the second quarter related to our balance sheet restructuring. Excluding losses on sale of securities in both years, non-interest income increased by $299 thousand, which included a $275 thousand year-over-year increase in wealth management and trust services income due to increased assets.
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

Non-interest Expense

The table below details the components of non-interest expense.

				2024 compared to 2023		2023 compared to 2022
	Years ended December 31,			Amount Increase (Decrease)	Percent Increase (Decrease)	Amount Increase (Decrease)	Percent Increase (Decrease)
(dollars in thousands; unaudited)	2024	2023	2022
Salaries and employee benefits	$44,683	$43,448	$42,046	$1,235	2.8%	$1,402	3.3%
Occupancy and equipment	8,242	8,306	7,823	(64)	(0.8)%	483	6.2%
Professional services	5,129	3,598	3,299	1,531	42.6%	299	9.1%
Data processing	4,222	4,057	4,649	165	4.1%	(592)	(12.7)%
Deposit network fees	3,526	2,783	258	743	26.7%	2,525	978.7%
Federal Deposit Insurance Corporation insurance	1,863	1,878	1,179	(15)	(0.8)%	699	59.3%
Information technology	1,686	1,569	2,197	117	7.5%	(628)	(28.6)%
Depreciation and amortization	1,466	2,098	1,840	(632)	(30.1)%	258	14.0%
Directors' expense	1,213	1,212	1,107	1	0.1%	105	9.5%
Amortization of core deposit intangible	975	1,350	1,489	(375)	(27.8)%	(139)	(9.3)%
Charitable contributions	677	717	709	(40)	(5.6)%	8	1.1%
Other real estate owned	—	48	359	(48)	(100.0)%	(311)	(86.6)%
Other non-interest expense:
Advertising	1,090	1,244	1,070	(154)	(12.4)%	174	16.3%
Other expense	7,046	7,173	7,244	(127)	(1.8)%	(71)	(1.0)%
Total other non-interest expense	8,136	8,417	8,314	(281)	(3.3)%	103	1.2%
Total non-interest expense	$81,818	$79,481	$75,269	$2,337	2.9%	$4,212	5.6%

2024 Compared to 2023

Non-interest expenses increased $2.3 million to $81.8 million in 2024 from $79.5 million in 2023. Significant fluctuations were as follows:

•Professional services expenses increased by $1.5 million, mainly from the legal resolution of a Private Attorneys General Act / putative class action lawsuit of $615 thousand and $354 thousand in the new loan operating system platform and implementation costs.
•Salaries and employee benefits increased by $1.2 million primarily due to severance and salaries paid in relation to the reduction in force in the second quarter, the filling of open positions and the hiring of several key employees and officers, higher insurance costs, and lower deferred loan origination costs. Increases to salaries and employee benefits were partially offset by a decrease in profit sharing expense mainly from accrual adjustments, a decrease in accrued incentive bonuses, and a decrease in stock-based compensation from changes in award structure and estimated performance award payouts.
•Deposit network fees increased by $743 thousand due both to rate and volume.
•Depreciation and amortization expenses decreased by $632 thousand, mainly from the acceleration of lease-related costs for four branch closures in 2023.
•Amortization of the core deposit intangible decreased by $375 thousand as the Bank of Alameda amortization completed in 2023.

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

The benefit for income taxes totaled $5.4 million at an effective tax rate of 39.2% in 2024, compared to the provision of $6.1 million at an effective tax rate of 23.6% in 2023 and $16.9 million at an effective tax rate of 26.6% in 2022. The reversal in the provision for income taxes in 2024, reflected the impact of the net loss before taxes in the year of $13.8 million compared to net income before taxes of $26.0 million in 2023. The 15.6% increase in the effective tax rate in 2024, as compared to 2023, was due to the treatment of certain permanent differences while in a loss position, such as in 2024. The 300 basis point decrease from 2022 to 2023 was primarily due to a larger proportional effect of permanent tax differences on lower pretax income and higher tax-exempt BOLI income. This decrease was partially offset by a reduction in the tax-exempt interest exclusion (due to a larger IRC Section 291(e) interest expense disallowance), compared to 2022.

We file a consolidated return in the U.S. federal tax jurisdiction and a combined return in the state of California tax jurisdiction. There were no ongoing federal or state income tax examinations at the time of the issuance of this report. As of December 31, 2024 and 2023, neither the Bank nor Bancorp had accruals for interest or penalties related to unrecognized tax benefits.

FINANCIAL CONDITION

Investment Securities

We maintain an investment securities portfolio to provide liquidity and generate earnings on funds that have not been loaned to customers. Management determines the maturities and types of securities to be purchased based on liquidity and interest rate risk position, and the desire to attain a reasonable investment yield balanced with risk exposure. The tables below show the composition of the debt securities portfolio by weighted average life at December 31, 2024 and 2023. Weighted average life takes into account the issuer's right to call or prepay obligations, with or without call or prepayment penalties. The weighted average life of the investment portfolio at December 31, 2024 and 2023 was approximately 5.9 and 6.6 years, respectively. The effective duration of the investment portfolio was 4.8 and 5.2 at December 31, 2024 and 2023, respectively.

December 31, 2024	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total
(dollars in thousands; unaudited)	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	Amortized Cost[1]	Fair Value	Average Yield[2]
Held-to-maturity:
CMBS/MBS/CMOs issued by U.S. government agencies	$10,895	2.47%	$194,427	3.29%	$353,313	2.10%	$86,060	2.07%	$644,695	$560,812	2.46%
SBA-backed securities	—	—	1,513	3.16	—	—	—	—	1,513	1,452	3.16
Debentures of government-sponsored agencies	20,000	4.25	5,000	5.00	83,460	1.83	32,971	1.85	141,431	118,737	2.29
Obligations of state and political subdivisions - tax-exempt[3]	3,041	3.77	2,368	3.64	20,067	3.00	5,765	1.90	31,241	29,057	2.92
Obligations of state and political subdivisions - taxable	—	—	—	—	13,637	2.03	16,682	2.36	30,319	24,162	2.21
Corporate bonds	15,000	3.50	15,000	3.75	—	—	—	—	30,000	29,315	3.63
Total held-to-maturity	48,936	3.59	218,308	3.36	470,477	2.09	141,478	2.05	879,199	763,535	2.48
Available-for-sale:
CMBS/MBS/CMOs issued by U.S. government agencies	100,397	4.09	131,820	3.29	54,857	2.90	8,718	2.36	295,792	279,838	3.46
SBA-backed securities	—	—	331	2.20	—	—	—	—	331	308	2.20
Debentures of government sponsored agencies	—	—	—	—	8,971	1.36	—	—	8,971	7,210	1.36
U.S. Treasury securities	—	—	12,020	0.78	—	—	—	—	12,020	10,815	0.78
Obligations of state and political subdivisions - tax-exempt[3]	—	—	3,831	0.68	43,581	2.04	40,043	2.73	87,455	76,199	2.30
Obligations of state and political subdivisions - taxable	—	—	2,992	1.09	5,731	1.86	—	—	8,723	7,515	1.60
Corporate bonds	—	—	6,000	1.15	—	—	—	—	6,000	5,649	1.15
Total available-for-sale	100,397	4.09	156,994	2.91	113,140	2.40	48,761	2.66	419,292	387,534	3.02
Total	$149,333	3.93%	$375,302	3.17%	$583,617	2.15%	$190,239	2.21%	$1,298,491	$1,151,069	2.66%

December 31, 2023	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total
(dollars in thousands; unaudited)	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	Amortized Cost[1]	Fair Value	Average Yield[2]
Held-to-maturity:
CMBS/MBS/CMOs issued by U.S. government agencies	$—	—%	$139,418	3.41%	$462,010	2.23%	$83,757	2.1%	$685,185	$605,934	2.45%
SBA-backed securities	—	—	1,853	3.17	—	—	—	—	1,853	1,763	3.17
Debentures of government-sponsored agencies	—	—	29,994	4.38	83,345	1.83	32,787	1.85	146,126	124,132	2.36
Obligations of state and political subdivisions - tax-exempt[3]	—	—	3,070	3.77	2,392	3.65	26,220	2.74	31,682	29,820	2.91
Obligations of state and political subdivisions - taxable	—	—	—	—	12,473	1.99	17,879	2.36	30,352	24,377	2.21
Corporate bonds	—	—	30,000	3.63	—	—	—	—	30,000	28,804	3.63
Total held-to-maturity	—	—	204,335	3.59	560,220	2.17	160,643	2.19	925,198	814,830	2.48
Available-for-sale:
CMBS/MBS/CMOs issued by U.S. government agencies	677	1.93	261,575	2.05	116,365	2.24	13,720	3.05	392,337	352,472	2.14
SBA-backed securities	—	—	21,126	2.45	—	—	—	—	21,126	19,471	2.45
Debentures of government sponsored agencies	—	—	64,929	1.22	8,970	1.36	—	—	73,899	66,862	1.23
U.S. Treasury securities	—	—	11,923	1.00	—	—	—	—	11,923	10,623	1.00
Obligations of state and political subdivisions - tax-exempt[3]	—	—	5,142	1.59	14,602	2.04	69,382	2.68	89,126	80,720	2.51
Obligations of state and political subdivisions - taxable	100	3.14	3,005	1.31	8,956	1.74	1,015	1.98	13,076	11,162	1.67
Corporate bonds	—	—	11,992	1.19	—	—	—	—	11,992	10,718	1.19
Asset-backed securities	—	—	—	—	—	—	—	—	—	—	—
Total available-for-sale	777	2.08	379,692	1.86	148,893	2.13	84,117	2.73	613,479	552,028	2.04
Total	$777	2.08%	$584,027	2.46%	$709,113	2.16%	$244,760	2.37%	$1,538,677	$1,366,858	2.31%

1 Book value reflects cost, adjusted for accumulated amortization and accretion.
2 Weighted average calculation is based on amortized cost of securities.
3 Yields on tax-exempt municipal bonds are presented on a taxable equivalent basis, using a federal tax rate of 21%.

The amortized cost of our investment securities portfolio decreased by $240.2 million, or 15.6%, in 2024. In 2024, we sold $325.2 million in available-for-sale securities with an average yield of 1.94%, as part of a balance sheet restructuring, including $190.5 million in agency collateralized mortgage obligations ("CMOs"), $65.0 million in debentures of government sponsored agencies, $39.8 million in agency mortgage-backed securities ("MBSs"), $18.4 million in SBA-backed securities, $6.0 million in corporate bonds and $5.5 million in obligations of state and political subdivisions. The sales of available-for-sale securities generated a net pre-tax loss of $32.5 million.

We consider agency debentures and CMOs issued by U.S. government sponsored entities to have low credit risk as they carry the credit support of the U.S. federal government. The debentures, CMBSs, CMOs and MBS issued by U.S. government sponsored agencies, SBA-backed securities and U.S. Treasury securities made up 85.1% of the portfolio as of December 31, 2024, compared to 86.6% at December 31, 2023. See the discussion in the section captioned “Securities May Lose Value Due to Credit Quality of the Issuers” in ITEM 1A Risk Factors above.

At December 31, 2024 and 2023, distribution of our investment in obligations of state and political subdivisions was as follows:

	December 31, 2024			December 31, 2023
(dollars in thousands; unaudited)	Amortized Cost	Fair Value	Percent of State and Municipal Securities	Amortized Cost	Fair Value	Percent of State and Municipal Securities
Within California:
General obligation bonds	$22,913	$18,749	14.5%	$24,191	$20,009	14.7%
Revenue bonds	2,060	1,658	1.3	3,507	2,917	2.1
Tax allocation bonds	—	—	—	—	—	—
Total within California	24,973	20,407	15.8	27,698	22,926	16.8
Outside California:
General obligation bonds	108,037	94,748	68.5	108,846	98,139	66.3
Revenue bonds	24,728	21,778	15.7	27,692	25,014	16.9
Total outside California	132,765	116,526	84.2	136,538	123,153	83.2
Total obligations of state and political subdivisions	$157,738	$136,933	100.0%	$164,236	$146,079	100.0%
Percent of investment portfolio	12.2%	11.9%		10.7%	10.7%

The portion of the portfolio outside the state of California is distributed among twelve states. Of the total investment in obligations of state and political subdivisions, the largest concentrations outside California are in Texas (38.4%), Washington (15.7%), and Wisconsin (9.4%). Our investments in obligations issued by municipal issuers in Texas are either guaranteed by the AAA-rated Texas Permanent School Fund ("PSF"), rated AAA without enhancement, or backed by revenue sources from essential services (such as utilities and transportation).

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
•Credit ratings by major credit rating agencies

Loans

Loans Outstanding by Class and Percent of Total

	December 31, 2024		December 31, 2023
(in thousands; unaudited)	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
Commercial and industrial	$152,263	7.3%	$153,750	7.4%
Real estate
Commercial owner-occupied	321,962	15.5	333,181	16.1
Commercial non-owner occupied	1,273,596	61.1	1,219,385	58.8
Construction	36,970	1.8	99,164	4.8
Home equity	88,325	4.2	82,087	4.0
Other residential	143,207	6.9	118,508	5.7
Installment and other consumer	66,933	3.2	67,645	3.2
Total loans, at amortized cost	2,083,256	100.0%	2,073,720	100.0%
Allowance for credit losses on loans	(30,656)		(25,172)
Total loans, net of allowance for credit losses	$2,052,600		$2,048,548

Loans increased by $9.5 million in 2024, or 0.5%, to $2.083 billion as of December 31, 2024, from $2.074 billion as of December 31, 2023. Organic loan originations were $152.6 million in 2024, compared to $144.1 million in 2023. Loan purchases totaled $35.7 million in 2024, compared to none in the prior year. Non-PPP payoffs were $120.2 million in 2024, compared to $107.1 million in 2023. PPP loan payoffs during 2024 and 2023 were $443 thousand and $2.7 million, respectively. The majority of the payoffs were a result of cash payoffs and asset sales. In addition, $57.4 million of loan amortization from scheduled repayments, net of credit line utilization, contributed to the change in loan balances for 2024. The originations and payoffs noted above, combined with utilization on lines of credit and amortization on existing loans, resulted in a net increase for this period.

Approximately 89% and 90% of total loans were secured by real estate as of December 31, 2024 and 2023, respectively. For additional information on loan concentration risk, see ITEM 1A, Risk Factors.

The following table summarizes our commercial real estate loan concentrations by the county in which the property was located as of December 31, 2024 and 2023.

Commercial Real Estate Loans Outstanding by County

(dollars in thousands; unaudited)	December 31, 2024		December 31, 2023
County	Amount	Percent of Commercial Real Estate Loans	Amount	Percent of Commercial Real Estate Loans
Marin	$303,255	19%	$317,862	20%
Sonoma	245,510	15	256,516	16
San Francisco	211,254	13	186,803	12
Alameda	187,526	12	156,934	10
Napa	170,492	11	178,685	12
Sacramento	131,857	8	125,483	8
Contra Costa	75,522	5	72,580	5
Solano	52,294	3	39,247	2
Placer	41,951	2	40,733	3
San Mateo	41,275	2	35,420	2
Santa Clara	23,610	2	24,086	2
San Joaquin	14,933	1	15,261	1
El Dorado	8,460	1	11,257	1
Other	87,619	6	91,699	6
Total	$1,595,558	100%	$1,552,566	100%

Commercial real estate loans increased by $43.0 million in 2024, compared to a $5.8 million increase in 2023. The increase in 2024 was comprised of the $54.2 million increase within the non-owner occupied loan portfolio, partially offset by the $11.2 million decrease within the owner-occupied loan portfolio. Of the commercial real estate loans as of December 31, 2024, 80% were non-owner occupied and 20% were owner-occupied. Almost the entire commercial real estate loan portfolio is comprised of term loans for which the primary source of repayment is either the cash flow from leasing activities of the real estate collateral or the operating cash flow of the owner occupant.

Non-owner and Owner Occupied Real Estate Loans by Type

(unaudited)	Percent of Non-owner Occupied Commercial Real Estate Loans		Percent of Owner-Occupied Commercial Real Estate Loans
County	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Office	27%	31%	19%	19%
Retail	20	21	7	7
Multi-family	16	12	—	—
Warehouse & industrial	11	12	23	23
Mixed use	9	7	2	3
School	—	—	15	15
Wine	—	—	10	11
Church	—	—	6	6
Gas/auto	—	—	8	4
Health club	—	—	4	2
Other	17	17	6	10
Total	100%	100%	100%	100%

Commercial Real Estate Loans by Type and County

	Non-owner occupied								Owner-occupied
(unaudited)	Retail		Warehouse & industrial		Multi-family		Office		Office
County	Dec 31, 2024	Dec 31, 2023	Dec 31 2024	Dec 31 2023	Dec 31, 2024	Dec 31, 2023	Dec 31, 2024	Dec 31, 2023	Dec 31, 2024	Dec 31, 2023
Sacramento	20%	20%	18%	18%	9%	4%	6%	7%	19%	19%
Marin	16	17	12	11	10	15	25	24	22	26
Napa	16	16	4	3	5	6	9	10	21	27
Sonoma	15	15	28	27	11	15	17	17	8	9
Alameda	6	6	16	18	20	14	6	6	6	8
San Francisco	3	3	12	11	30	26	18	19	18	2
Other bay area	16	14	4	4	5	5	15	13	—	4
Other	8	9	6	8	10	15	4	4	6	5
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

With the heightened market concern about non-owner-occupied commercial real estate, and in particular the office sector, we are providing the following additional information: We continue to maintain diversity among property types and within our geographic footprint. In particular, our office commercial real estate portfolio in the City of San Francisco represents just 3% of our total loan portfolio and 5% of our total non-owner-occupied commercial real estate portfolio.

The following table shows an analysis of construction loans by type and county as of December 31, 2024 and 2023.

Construction Loans Outstanding by Type and County

(dollars in thousands; unaudited)	December 31, 2024		December 31, 2023
Loan Type	Amount	Percent of Construction Loans	Amount	Percent of Construction Loans
Apartments and multifamily	$19,057	51.5%	$45,390	45.8%
Commercial real estate	2,261	6.1	26,042	26.3
1-4 Single family residential	15,652	42.4	26,666	26.9
Land - unimproved	—	—	1,066	1.0
Total	$36,970	100.0%	$99,164	100.0%

(dollars in thousands; unaudited)	December 31, 2024		December 31, 2023
County	Amount	Percent of Construction Loans	Amount	Percent of Construction Loans
San Francisco	$24,706	66.8%	$43,341	43.7%
Contra Costa	4,682	12.7	1,184	1.2
Marin	2,995	8.1	4,542	4.6
Napa	2,326	6.3	—	—
Placer	2,261	6.1	—	—
Alameda	—	—	32,808	33.1
Solano	—	—	11,372	11.5
San Mateo	—	—	4,851	4.9
Other		—	1,066	1.0
Total	$36,970	100.0%	$99,164	100.0%
Construction loans decreased by $62.2 million in 2024, compared to a decrease of $15.2 million in 2023. The decrease in 2024 was primarily due to $44.5 million in conversions to commercial real estate financing following completion of construction and $15.4 million in payoffs. These decreases were partially offset by $11.5 million in new loans and $4.9 million in advances on existing construction loans. The decrease in 2023 was primarily due to $22.2 million in payoffs and $16.9 million in conversions to commercial real estate financing. These decreases were partially offset by $24.5 million in advances on existing construction loans. Undisbursed construction loan commitments at December 31, 2024 and 2023 were $8.3 million and $13.9 million, respectively.

The following table presents the amortized costs and maturity distribution of our loans by portfolio class as of December 31, 2024 based on their contractual maturity dates. Maturities do not include scheduled payments or potential prepayments.

Loan Maturity Distribution

	Due within 1 year	Due after 1 through 5 years	Due after 5 through 15 years	Due after 15 years	Total
(in thousands; unaudited)
Commercial and industrial	$65,993	$65,470	$19,138	$1,662	$152,263
Real estate
Commercial owner-occupied	20,838	99,983	194,192	6,949	321,962
Commercial non-owner occupied	123,131	480,700	652,490	17,275	1,273,596
Construction [1]	31,032	5,938	—	—	36,970
Home equity	4,251	22,247	61,106	721	88,325
Other residential	—	199	1,455	141,553	143,207
Installment and other consumer loans	2,615	8,637	55,586	95	66,933
Total	$247,860	$683,174	$983,967	$168,255	$2,083,256
1 Construction loans that mature after 5 years are structured to convert to permanent financing after the initial construction period.

The following table shows the mix of variable-rate loans and fixed-rate loans due after one year by portfolio class as of December 31, 2024. The large majority of variable-rate loans are tied to independent indices, such as the Prime Rate or a Treasury Constant Maturity Rate. Most loans with original terms of more than five years have provisions for the fixed rates to reset, or convert to variable rates, after three, five or seven years. These loans are included in the variable-rate balances below.

Loan Interest Rate Sensitivity - Due After One Year

(in thousands; unaudited)	Fixed	Variable	Total
Commercial and industrial	$62,598	$23,672	$86,270
Real estate
Commercial owner-occupied	170,803	130,321	301,124
Commercial non-owner occupied	718,343	432,122	1,150,465
Construction	5,365	573	5,938
Home equity	540	83,534	84,074
Other residential	31,689	111,518	143,207
Installment and other consumer loans	46,416	17,902	64,318
Total	$1,035,754	$799,642	$1,835,396

Allowance for Credit Losses on Loans

The allowance for credit losses on loans is calculated in accordance with ASC 326 based on management's best estimate of current expected credit losses over the loans' contractual terms, adjusted for estimated prepayments where applicable. The contractual terms exclude anticipated extensions, renewals and modifications. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. All specifically identifiable and quantifiable losses are charged off against the allowance. The ultimate adequacy of the allowance depends on a variety of complex factors, some of which may be beyond management's control, such as volatility in the real estate market, changes in interest rates and economic and political environments. Based on the current conditions of the loan portfolio and reasonable and supportable forecasts, management believes that the $30.7 million allowance for credit losses at December 31, 2024 was adequate to absorb expected credit losses in our loan portfolio. For additional information on our allowance for credit losses methodology, refer to Notes 1 and 3 to the Consolidated Financial Statements in ITEM 8 of this report.

The ratio of the allowance for credit losses to total loans was 1.47% at December 31, 2024 and 1.21% at December 31, 2023.

The $5.5 million increase in the allowance for credit losses on loans in 2024 was largely due to the specific allowance increase of $6.7 million. This was mainly due to the increased reserve of $5.2 million for one non-owner occupied commercial real estate loan totaling $16.7 million that, although current, had experienced a deterioration in the collateral value and, therefore, a material increase in the loan-to-value. For further information, refer to the Provision for Credit Losses section above, and Notes 1 and 3 to the Consolidated Financial Statements in ITEM 8 of this report.

The following table presents the allowance for credit losses on loans by loan portfolio class in accordance with the methodology described in Note 1 to the Consolidated Financial Statements in ITEM 8 of this report, as well as the percentage of total loans in each of the same loan portfolio classes as of December 31, 2024 and 2023.

Allocation of the Allowance for Credit Losses
(dollars in thousands; unaudited)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, non-owner occupied	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
December 31, 2024
Modeled expected credit losses	$759	$1,241	$7,632	$41	$620	$1,133	$625	$—	$12,051
Qualitative adjustments	672	1,120	6,528	597	64	8	268	1,255	10,512
Specific allocations	145	—	7,933	—	—	—	15	—	8,093
Total	$1,576	$2,361	$22,093	$638	$684	$1,141	$908	$1,255	$30,656
Loans as a percent of total loans	7.3%	15.5%	61.1%	1.8%	4.2%	6.9%	3.2%	N/A	100.0%
December 31, 2023
Modeled expected credit losses	$897	$1,270	$7,380	$185	$482	$619	$634	$—	$11,467
Qualitative adjustments	622	1,205	6,327	1,647	70	33	342	2,038	12,284
Specific allocations	193	1	1,226	—	—	1	—	—	1,421
Total	$1,712	$2,476	$14,933	$1,832	$552	$653	$976	$2,038	$25,172
Loans as a percent of total loans	7.4%	16.1%	58.8%	4.8%	4.0%	5.7%	3.2%	N/A	100.0%

The table below shows the activity in the allowance for credit losses for each of the three years presented below.

Allowance for Credit Losses on Loans Rollforward

(dollars in thousands; unaudited)	2024	2023	2022
Beginning balance	$25,172	$22,983	$23,023
Provision for (reversal of) credit losses	5,550	2,575	(63)
Loans charged-off:
Commercial and industrial	(41)	(11)	(9)
Real estate:
Commercial real estate, owner-occupied	—	(406)	—
Installment and other consumer	(58)	(24)	(23)
Total loans charged-off	(99)	(441)	(32)
Loans recovered:
Commercial and industrial	21	29	22
Real estate:
Commercial, non-owner occupied	8	—	—
Construction	—	25	33
Installment and other consumer	4	1	—
Total loans recovered	33	55	55
Net loans (charged-off) recovered	(66)	(386)	23
Ending balance	$30,656	$25,172	$22,983
Total loans, at amortized cost	$2,083,256	$2,073,720	$2,092,546
Average total loans outstanding during year	$2,074,971	$2,099,719	$2,175,259
Ratio of allowance for credit losses to total loans at end of year	1.47%	1.21%	1.10%
Net charge-offs (recoveries) to average loans	NM	0.02%	NM
NM - Not meaningful.

The following table shows non-performing assets as of December 31, 2024 and 2023.

Non-Performing Assets

(dollars in thousands; unaudited)	December 31, 2024	December 31, 2023
Non-accrual loans:
Commercial and industrial	$2,845	$4,008
Real estate:
Commercial, owner-occupied	1,537	434
Commercial, non-owner occupied	28,525	3,081
Home equity	752	469
Installment and other consumer	222	—
Total non-accrual loans	$33,881	$7,992
Other real estate owned	$—	$—
Repossessed personal properties	1	—
Total non-performing assets	$33,882	$7,992
Criticized and classified loans:
Special mention	$108,916	$135,171
Substandard	$45,104	$32,324
Doubtful	$—	$—
Allowance for credit losses to non-accrual loans	0.90x	3.15x
Non-accrual loans to total loans	1.63%	0.39%
Non-performing assets to total assets	0.92%	0.21%
Non-Accrual Loans

Non-accrual loans increased by $25.9 million in 2024, primarily due to three relationships designated as non-accrual in the second and third quarters. One non-owner occupied commercial real estate loan was due to material declines in collateral value, as mentioned in earlier sections. Another was a commercial relationship which had a material paydown in the fourth quarter of 2024. The third relationship was another non-owner occupied commercial real estate loan whose renewal negotiations remain ongoing. This property became 100% occupied with a conforming debt service coverage in the fourth quarter. Approximately 91% of the non-accrual loans as of December 31, 2024 were well-secured by either commercial or residential real estate.

Non-accrual loans in 2023 were comprised of mostly of commercial and industrial and non-owner occupied commercial real estate loans. Over 66% of the non-accrual loans as of December 31, 2023 were well-secured by either commercial or residential real estate.

Criticized and Classified Loans

Loans designated as special mention, which are not considered adversely classified, decreased by $26.3 million in 2024, primarily due to net downgrades of $2.6 million from the pass or watch category and downgrades of $25.0 million to substandard. Of the downgrades to special mention, $15.3 million was attributed to one recently completed construction loan that will be marketed for sale or paid down to a conforming debt service level. The remaining balance changes consisted of paydowns, payoffs and upgrades from substandard risk rating.

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

Loans classified as substandard increased by $12.8 million in 2024, primarily due to downgrades from special mention totaling $25.0 million and from pass totaling $2.7 million, partially offset by $11.9 million in paydowns and payoffs and $2.8 million in upgrades to pass or special mention. Of the downgraded loans, $17.1 million (or 82%)

was secured by commercial real estate, $3.5 million was to commercial borrowers, and the remaining $222 thousand were personal loans.

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

Other Assets

BOLI totaled $71.0 million as of December 31, 2024, compared to $68.1 million at December 31, 2023. The $2.9 million increase was primarily due to the purchase of $1.2 million in new BOLI policies and earnings from the BOLI policies.

Interest receivable and other assets totaled $72.3 million and $74.9 million at December 31, 2024 and 2023, respectively. The $2.7 million decrease was primarily due to a $3.7 million decrease in net deferred tax assets, as discussed below.

Net deferred tax assets totaled $30.6 million and $34.3 million at December 31, 2024 and 2023, respectively. Deferred tax assets consist primarily of tax benefits expected to be realized in future periods related to temporary differences such as allowances for credit losses and unfunded loan commitments, net operating loss carryforwards, and deferred compensation and salary continuation obligations. The $3.7 million decrease in 2024 was primarily due to an $8.4 million decrease in deferred tax assets related to changes in unrealized losses on available-for-sale investment securities. The decreases in net deferred tax assets was partially offset by a $3.2 million increase in deferred tax assets related to net operating loss carryforwards and $1.6 million increase in the allowance for credit losses on loans and unfunded loan commitments. Management believes deferred tax assets will be realizable due to our expectation that earnings will continue to be at a level adequate to realize such tax benefits. Therefore, no valuation allowance was established as of December 31, 2024 or 2023. For additional information, refer to Note 11 to the Consolidated Financial Statements in ITEM 8 of this report.

We held $16.7 million of FHLB stock recorded at cost in other assets at both December 31, 2024 and 2023. We received $1.5 million, $1.3 million and $1.0 million in cash dividends in 2024, 2023 and 2022, respectively. For additional information, refer to Note 2 to the Consolidated Financial Statements in ITEM 8 of this report.

Deposits

Deposits decreased by $70.1 million, to $3.220 billion at December 31, 2024, compared to $3.290 billion at December 31, 2023. Non-interest bearing deposits declined to 43.5% of total deposits at December 31, 2024, compared to 43.8% at December 31, 2023. Deposit outflows included transfers to investment accounts in our wealth management services team and other outflows that did not meet our disciplined pricing strategy given our strong liquidity position. We continued our disciplined and focused approach to relationship management and customer outreach, adding approximately 4,700 new accounts in 2024.

As of December 31, 2024, 59% of deposit balances were held in business accounts, with average balances of $127 thousand per account. The remaining 41% were consumer accounts, with average balances of $40 thousand per account. The largest depositor represented 1.3% of total deposits, and the combined four largest depositors represented 4.8% of total deposits.

Balances in the reciprocal deposit network program decreased by $19.3 million during 2024 to $404.7 million as of December 31, 2024. Costs associated with network deposits are recorded as non-interest expense and totaled $3.5 million, $2.8 million, and $258 thousand for the years ended December 31, 2023, 2022 and 2021, respectively.
Estimated uninsured and/or uncollateralized deposits totaled 29% of total deposits as of December 31, 2024, compared to 28% as of December 31, 2023.

Our liquidity policies require that compensating cash balances be held against concentrations over a certain level. See ITEM 1A, Risk Factors, for a discussion of potential risks associated with concentrations and volatility due to the activity of our large deposit customers.

Distribution of Average Deposits

The table below shows the relative composition of our average deposits for 2024 and 2023. For average rates paid on deposits, refer to the Average Statements of Condition and Analysis of Net Interest Income table in ITEM 7- Management's Discussion and Analysis of Financial Condition and Results of Operations.

	For the year ended December 31,
	2024		2023
(in thousands; unaudited)	Average Amount	Percent of Total	Average Amount	Percent of Total
Non-interest bearing	$1,448,346	44.1%	$1,656,047	49.0%
Interest-bearing transaction	193,456	5.9	240,524	7.1
Savings	227,061	6.9	281,611	8.3
Money market [1]	1,155,016	35.1	1,013,620	30.0
Time deposits, including CDARS	262,482	8.0	191,056	5.6
Total average deposits	$3,286,361	100.0%	$3,382,858	100.0%
1 Money market balances include Insured Cash Sweep® ("ICS") in both 2024 and 2023. Demand Deposit Marketplace SM ("DDM") and ICS balances are discussed in Note 6 to the Consolidated Financial Statements in ITEM 8 of this report.

Maturities of Uninsured Time Deposits

The following table shows time deposits by account that are in excess of $250,000 by time remaining to maturity at December 31, 2024.

	December 31, 2024
(in thousands; unaudited)	Total	Uninsured Portion
Three months or less	$48,329	$26,829
Over three months through six months	39,264	21,264
Over six months through twelve months	17,769	8,519
Over twelve months	2,949	1,699
Total	$108,311	$58,311

Network Deposits
Our deposit portfolio includes deposits offered through the Promontory Interfinancial Network that are comprised of Certificate of Deposit Account Registry Service® ("CDARS") balances included in time deposits and Insured Cash Sweep® ("ICS") balances included in money market deposits. In addition, we offer deposits through Reich & Tang Deposit Networks, LLC, comprised of Demand Deposit MarketplaceSM ("DDM") balances. Through these two networks we are able to offer our customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through CDARS, ICS and DDM, on behalf of a customer, we have the option of receiving matching deposits through the network's reciprocal deposit program, or placing deposits "one-way" for which we receive no matching deposits. We consider reciprocal deposits to be in-market deposits, as distinguished from traditional out-of-market brokered deposits. The following table shows the composition of our network deposits at December 31, 2024 and 2023.

(in thousands)	December 31, 2024		December 31, 2023
	Reciprocal [1]	One-Way [1]	Reciprocal [1]	One-Way [1]
CDARS	$38,885	$—	$46,162	$2,164
ICS	240,661	—	245,577	—
DDM	125,153	—	132,276	—
Total network deposits	$404,699	$—	$424,015	$2,164
[1] Reciprocal deposits are on-balance-sheet while one-way deposits are off-balance-sheet.

Borrowings

As of December 31, 2024 and 2023, our borrowing capacity with the Federal Home Loan Bank ("FHLB") under secured lines of credit totaled $948.1 million and $1.009 billion, respectively.

The Bank had a line of credit through the Discount Window at the Federal Reserve Bank of San Francisco ("FRBSF") totaling $358.0 million as of December 31, 2024, secured by investment securities and residential loans. As of December 31, 2023, the Bank had a line of credit through the Discount Window totaling $64.0 million, secured by residential loans, and a $270.2 million line under the Federal Reserve's temporary Bank Term Funding Program ("BTFP") based on the par values of pledged investment securities.

In addition, as of December 31, 2024 and 2023 we had $125.0 million and $135.0 million, respectively, in unsecured lines of credit with correspondent banks to cover short-term borrowing needs.

As of December 31, 2024, the Bank had no outstanding borrowings, compared to $26.0 million outstanding in short-term borrowings under the BTFP facility at an average rate of 4.83% as of December 31, 2023. Other bank lines of credit were not utilized as of December 31, 2024 or 2023.

For additional information, see Note 7, Borrowings and Other Obligations, in ITEM 8 of this report.

Deferred Compensation Obligations

We maintain a non-qualified, unfunded deferred compensation plan for certain key management personnel. Under this plan, participating employees may defer compensation, which will entitle them to receive certain payments for up to, but not exceeding, fifteen years commencing upon retirement, death, disability or termination of employment. A similar Deferred Director Fee Plan entitles participating members of the Board of Directors to receive payments as elected by the participant upon separation from service, death, disability or termination of service. At December 31, 2024 and 2023, our aggregate payment obligations under both plans totaled $6.0 million and $6.6 million, respectively, and was recorded in interest payable and other liabilities in the consolidated statements of condition. Decreases in the deferred compensation plans in 2024 mainly resulted from increases in benefit payments to terminated employees.

We have entered into supplemental executive retirement plans ("SERPs") with a select group of executive officers, providing for certain retirement benefits at age 65 and reduced benefits upon early retirement.  The annual amount of benefits in either pre-retirement scenario is based on a vesting schedule unique to each executive. The SERP also provides for lump sum benefits in the event of a change in control followed by the termination of the executive. Payments under the SERPs are expected to be funded by income from bank-owned life insurance policies. On December 31, 2024 and 2023, our liabilities under the SERPs totaled $4.6 million and $4.5 million, respectively, and were recorded in interest payable and other liabilities in the consolidated statements of condition. The SERPs are unfunded and non-qualified for tax purposes and subject to Title I of the Employee Retirement Income Security Act of 1974.

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

The total risk-based capital ratio for Bancorp was 16.54% at December 31, 2024, compared to 16.89% at December 31, 2023. The reduction is primarily related to losses realized on securities sales in 2024.

Bancorp's tangible common equity to tangible assets ("TCE ratio") increased to 9.93% at December 31, 2024, from 9.73% at December 31, 2023, primarily due to due to the reduction in total assets. Bancorp's TCE ratio, net of after-tax unrealized losses on held-to-maturity securities as if the losses were realized, was 7.85% as of December 31, 2024, compared to 7.80% at December 31, 2023 (refer to the discussion and reconciliation of this non-GAAP financial measure in the section below entitled Statement Regarding Use of Non-GAAP Financial Measures). The Bank's total risk-based capital ratio decreased to 16.13% at December 31, 2024, from 16.62% at December 31, 2023.

Bancorp's share repurchase program and activity are discussed in detail in ITEM 5 and in Note 8 to the Consolidated Financial Statements in ITEM 8 of this report. We expect to maintain strong capital levels and do not expect that we will be required to raise additional capital in 2025. Our anticipated sources of capital in 2025 include future earnings and shares issued under the stock-based compensation program.

Liquidity and Capital Resources

The goal of liquidity management is to provide adequate funds to meet loan demand and to fund operating activities and deposit withdrawals. We accomplish this goal by maintaining an appropriate level of liquid assets and formal lines of credit with the FHLB, FRBSF and correspondent banks that enable us to borrow funds as seen in the table below and discussed in Note 7 to the Consolidated Financial Statements in ITEM 8 of this report. Our Asset Liability Management Committee ("ALCO"), which is comprised of Bank directors and the Bank's Chief Executive Officer, is responsible for approving and monitoring our liquidity targets and strategies. The Bank has long-established minimum liquidity requirements that are regularly monitored using metrics and tools similar to those used by larger banks, such as the liquidity coverage ratio, and multi-scenario, long-horizon stress tests. Our contingency funding plan provides for early detection of potential liquidity issues in the market or the Bank and institutes prompt responses that may prevent or alleviate a liquidity crisis. Management monitors liquidity daily and regularly adjusts our position based on current and future liquidity needs. We also have relationships with third-party deposit networks and can adjust the placement of our deposits via reciprocal or one-way sales as part of our cash management strategy, as discussed in Note 6 to the Consolidated Financial Statements in ITEM 8 of this report.

Net available funding sources, including unrestricted cash, unencumbered available-for-sale securities, and total available borrowing capacity, totaled $1.849 billion, or 57% of total deposits, and 197% of estimated uninsured and/or uncollateralized deposits as of December 31, 2024.

The following table details the components of our contingent liquidity sources as of December 31, 2024.

(in thousands)	Total Available	Amount Used	Net Availability
Internal Sources
Unrestricted cash [1]	$111,128	N/A	$111.128
Unencumbered securities at market value	306,773	N/A	306.773
External Sources
FHLB line of credit	948,127	$—	948.127
FRB line of credit	357,970	—	357.97
Lines of credit at correspondent banks	125,000	—	125
Total Liquidity	$1,848.998	$—	$1,848.998
1 Excludes cash items in transit as of December 31, 2024.
Note: Brokered deposits available through third-party networks are not included above.

We obtain funds from the repayment and maturity of loans, deposit inflows, investment securities sales, maturities and paydowns, federal funds purchases, FRBSF and FHLB advances, other borrowings, and cash flow from operations.  Although available as a liquidity source, we have not chosen to utilize brokered deposits. Our primary uses of funds are the origination of loans, the purchase of investment securities and loans, withdrawals of deposits, maturities of certificates of deposit, repayment of borrowings, dividends to common stockholders, share repurchases and operating expenses.

Customer deposits are a significant component of our daily liquidity position. The attraction and retention of deposits depend upon the variety and effectiveness of our customer account products, service and convenience, rates paid to customers, and our financial strength. The cash cycles and unique business activities of some of our large commercial depositors may cause short-term fluctuations in their deposit balances held with us.

Our cash and cash equivalents increased by $106.9 million to $137.3 million at December 31, 2024, from $30.5 million at December 31, 2023. The most significant sources of liquidity during 2024 were proceeds from sales, principal paydowns, calls and maturities of investment securities totaling $370.4 million, and $28.4 million in net cash was provided by operating activities.

Significant uses of liquidity during 2024 were $163.8 million in investment securities purchased, $70.1 million in withdrawals of deposits, $26.0 million in repayments of short-term borrowings, and $9.7 million in purchased loan pool, loan originations, and unfunded loan commitment advances, net of principal collected. Additionally other uses included $16.2 million in cash dividends paid on common stock to our shareholders, and $4.2 million in common stock repurchases. Refer to the Consolidated Statement of Cash Flows in this Form 10-K for additional information on our sources and uses of liquidity. Management anticipates that our current strong liquidity position, as detailed in this report, and contingent funding sources are adequate to support our operational needs.

Unfunded credit commitments, as discussed in Note 16 to the Consolidated Financial Statements in ITEM 8 of this report, totaled $460.7 million at December 31, 2024. We expect to fund these commitments to the extent utilized primarily through the repayment of existing loans, principal paydowns of investment securities, and liquid assets.

Over the next twelve months, $230.2 million of time deposits will mature. We expect that a high percentage of these funds will remain with the Bank either through renewals or shifts to other deposit products. Any outflows can be absorbed by the Bank's excess liquidity. We believe our emphasis on local deposits, combined with our immediately available funding sources, provides a very stable base for our liquidity needs.

We had no outstanding borrowings under our credit facilities as of December 31, 2024, and $26.0 million as of December 31, 2023, as discussed in Note 7 to the Consolidated Financial Statements in ITEM 8 of this report.

Because Bancorp is a holding company and does not conduct regular banking operations, its primary sources of liquidity are dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to Bancorp without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s net profits from the previous three fiscal years less the amount of dividends paid during that period. The Bank received approval from the State of California - Department of Financial Protection and Innovation on May 30, 2024, for a dividend of $19.0 million which was paid to Bancorp on June 24, 2024. The primary uses of funds for Bancorp are shareholder dividends, share repurchases and ordinary operating expenses.  Bancorp held $10.3 million in cash as of December 31, 2024, which is expected to cover cash needs into the second quarter of 2025.

Statement Regarding Use of Non-GAAP Financial Measures

Financial results are presented in accordance with GAAP and with reference to certain non-GAAP financial measures. Management believes that, given industry turmoil that largely began in the first quarter of 2023, the presentation of Bancorp's non-GAAP TCE ratio reflecting the after tax impact of unrealized losses on held-to-maturity securities provides useful supplemental information to investors because it reflects the level of capital remaining after a hypothetical liquidation of the entire securities portfolio. In addition, management believes that providing selected financial measures excluding the loss on sale of securities discussed above is useful to investors as the strategic short-term loss taken for long-term profitability makes the operational performance difficult to compare to the prior period. The year 2022 did not have a material loss on sale of securities and was therefore excluded below. Because there are limits to the usefulness of this or any other non-GAAP measure to investors, Bancorp encourages readers to consider its annual and quarterly consolidated financial statements and notes related thereto in their entirety, as filed with the Securities and Exchange Commission, and not to rely on any single financial measure. A reconciliation of the GAAP financial measures to comparable non-GAAP financial measures is presented below.

Reconciliation of GAAP and Non-GAAP Financial Measures

(in thousands, unaudited)		December 31, 2024	December 31, 2023
Tangible Common Equity - Bancorp
Total stockholders' equity		$435,407	439,062
Goodwill and core deposit intangible		(75,546)	(76,520)
Total TCE	a	359,861	362,542
Unrealized losses on HTM securities, net of tax[1]		(89,171)	(86,500)
Unrealized losses on HTM securities included in AOCI, net of tax[2]		7,701	8,761
TCE, net of unrealized losses on HTM securities (non-GAAP)	b	$278,391	284,803
Total assets		$3,701,335	3,803,903
Goodwill and core deposit intangible		(75,546)	(76,520)
Total tangible assets	c	3,625,789	3,727,383
Unrealized losses on HTM securities, net of tax[1]		(89,171)	(86,500)
Unrealized losses on HTM securities included in AOCI, net of tax[2]		7,701	8,761
Total tangible assets, net of unrealized losses on HTM securities (non-GAAP)	d	$3,544,319	$3,649,644
Bancorp TCE ratio	a / c	9.93%	9.73%
Bancorp TCE ratio, net of unrealized losses on HTM securities (non-GAAP)	b / d	7.85%	7.80%
Tangible Book Value Per Share
Common shares outstanding	e	16,089	16,158
Book value per share		$27.06	$27.17
Tangible book value per share	a / e	$22.37	$22.44
1 Unrealized losses on held-to-maturity securities as of December 31, 2024 and December 31, 2023 of $126.6 million and $122.8 million, respectively, including the unrealized losses that resulted from the transfer of securities from AFS to HTM, net of an estimated $37.4million and $36.3 million, respectively, in deferred tax benefits based on a blended state and federal statutory tax rate of 29.56%. [2] The remaining unrealized losses that resulted from the transfer of securities from AFS to HTM, net of an estimated $3.2 million and $3.7 million, respectively, in deferred tax benefits based on a blended state and federal statutory tax rate of 29.56% are added back as they are already included in AOCI.

(in thousands, except per share amounts; unaudited)	Years ended
Net (loss) income	December 31, 2024	December 31, 2023
Net (loss) income (GAAP)	$(8,409)	$19,895
Adjustments:
Losses on sale of investment securities from portfolio repositioning	32,542	5,893
Related income tax benefit	(9,619)	(1,742)
Adjustments, net of taxes	22,923	4,151
Comparable net income (non-GAAP)	$14,514	$24,046
Diluted (loss) earnings per share
Weighted average diluted shares	16,042	16,026
Diluted (loss) earnings per share (GAAP)	$(0.52)	$1.24
Comparable diluted earnings per share (non-GAAP)	$0.90	$1.50
Return on average assets
Average assets	$3,773,882	$4,077,707
Return on average assets (GAAP)	(0.22)%	0.49%
Comparable return on average assets (non-GAAP)	0.38%	0.59%
Return on average equity
Average stockholders' equity	$435,070	$423,784
Return on average equity (GAAP)	(1.93)%	4.69%
Comparable return on average equity (non-GAAP)	3.34%	5.67%
Efficiency ratio
Non-interest expense	$81,818	$79,481
Net interest income	$94,660	$102,761
Non-interest income (GAAP)	$(21,360)	$4,989
Losses on sale of investment securities from portfolio repositioning	32,542	5,893
Non-interest income (non-GAAP)	$11,182	$10,882
Efficiency ratio (GAAP)	111.62%	73.76%
Comparable efficiency ratio (non-GAAP)	77.30%	69.94%

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

ALCO and the Board of Directors review our exposure to interest rate risk at least quarterly. We use simulation models to measure interest rate risk and to evaluate strategies to improve profitability in the context of policy guidelines. A simplified statement of condition is prepared on a quarterly basis as a starting point, using instrument level data of our actual loans, investments, borrowings and deposits as inputs. If potential changes to net equity value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, management may adjust the asset and liability mix to bring the risk position within approved limits or take other actions. Governing policies are subject to review by regulators and are updated to incorporate their observations and adapt to changes in idiosyncratic and systemic risks. As of December 31, 2024, interest rate risk was within the policy guidelines established by ALCO and the Board. One set of interest rates modeled and evaluated against flat interest rates and a static balance sheet is a series of immediate parallel shifts in the yield curve. Our most recent analysis of our interest rate sensitivity is provided in the following table as an example rather than an expectation of likely interest rate movements.

Immediate Changes in Interest Rates (in basis points)	Estimated Change in Net Interest Income in Year 1, as Percent of Net Interest Income	Estimated Change in Net Interest Income in Year 2, as Percent of Net Interest Income
up 400	(7.3)%	6.3%
up 300	(5.3)%	4.8%
up 200	(3.3)%	3.4%
up 100	(1.7)%	1.5%
down 100	1.0%	0.9%
down 200	2.3%	2.6%
down 300	2.2%	0.9%
down 400	1.8%	2.6%

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

The above tables reflect deposit betas of up to 70%, averaging 43%, to rates paid on non-maturity interest-bearing deposits in rising rate scenarios. Deposit betas of up to 60%, averaging 35%, are applied to rates paid on non-

maturity interest-bearing deposits in falling rate scenarios with a two month lag assumed. However, deposit pricing is actively managed at the relationship level and closely monitored real-time to avoid unintended consequences. The actual rates and timing of prepayments on loans and investment securities could vary significantly from the assumptions applied in the various scenarios. Lastly, uneven changes in different tenors of U.S. Treasury rates that result in changes to the shape of the yield curve could produce different results from those presented in the table. Accordingly, the results presented should not be relied upon as indicative of actual results in the event of changing market interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
Bank of Marin Bancorp

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of condition of Bank of Marin Bancorp and Subsidiary (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

Allowance for Credit Losses on Loans

As described in Note 1 and Note 3 to the consolidated financial statements, the allowance for credit losses on loans at December 31, 2024, was $30.7 million on a total loan portfolio of $2.1 billion. The allowance for credit losses provides an estimate of lifetime expected losses in the loan portfolio. The measurement of expected credit losses is based on relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets.

We identified the forecasted economic conditions and qualitative internal and external risk factors used in the allowance for credit losses on loans as a critical audit matter. The principal considerations for our determination of these components of the allowance for credit losses on loans as a critical audit matter are subjectivity of the estimation and application of forecasted economic conditions and qualitative internal and external risk factors used in the calculation. The economic forecast component of the allowance for credit losses on loans is used to compare the conditions that existed during the historical period to current conditions and future expectations. The qualitative internal and external risk factors are used to adjust for differences in segment-specific risk characteristics or conditions that differ from those that existed during the historical period for which the probability of default and loss given default factors were developed. Auditing management’s judgements regarding the forecasted economic conditions and qualitative internal and external risk factors applied to the allowance for credit losses on loans involved a high degree of subjectivity.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures related to the allowance for credit losses on loans included the following, among others:

• Testing the design, implementation, and operating effectiveness of controls related to management’s calculation of the allowance for credit losses on loans, including controls over the forecasted economic conditions and qualitative internal and external risk factors utilized.
• Testing the appropriateness of the methodology used in the calculation of the allowance for credit losses on loans, as well as testing completeness and accuracy of the data used in the calculation, application of the forecasted economic conditions and qualitative internal and external risk factors determined by management and used in the calculation, and verifying calculations in the allowance for credit losses on loans.
• Obtaining management’s analysis and supporting documentation related to the forecasted economic conditions and testing whether the forecasts used in the calculation of the allowance for credit losses on loans are reasonable and supportable based on the analysis provided by management.

• Obtaining management’s analysis of qualitative internal and external risk factors and evaluating the reasonableness of the assumptions used in determining the qualitative factor adjustments.

/s/ Moss Adams LLP

Portland, Oregon
March 14, 2025

We have served as the Company’s auditor since 2004.

March 14, 2025

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

Management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2024, utilizing the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2024.

The Company's independent registered public accounting firm, Moss Adams LLP, has issued an integrated audit opinion on our internal control over financial reporting, which appears on the previous page.

/s/ Timothy D. Myers
Timothy D. Myers, President and Chief Executive Officer

/s/ Dave Bonaccorso
Dave Bonaccorso, EVP and Chief Financial Officer

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CONDITION
As of December 31, 2024 and 2023

(in thousands, except share data)	2024	2023
Assets
Cash, cash equivalents and restricted cash	$137,304	$30,453
Investment securities:
Held-to-maturity, at amortized cost (net of zero allowance for credit losses at December 31, 2024 and 2023)	879,199	925,198
Available-for-sale, at fair value (net of zero allowance for credit losses at December 31, 2024 and 2023)	387,534	552,028
Total investment securities	1,266,733	1,477,226
Loans, at amortized cost	2,083,256	2,073,720
Allowance for credit losses on loans	(30,656)	(25,172)
Loans, net of allowance for credit losses on loans	2,052,600	2,048,548
Goodwill	72,754	72,754
Bank-owned life insurance	71,026	68,102
Operating lease right-of-use assets	19,025	20,316
Bank premises and equipment, net	6,832	7,792
Core deposit intangible, net	2,792	3,766
Interest receivable and other assets	72,269	74,946
Total assets	$3,701,335	$3,803,903
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$1,399,900	$1,441,987
Interest bearing:
Transaction accounts	198,301	225,040
Savings accounts	225,691	233,298
Money market accounts	1,153,746	1,138,433
Time accounts	242,377	251,317
Total deposits	3,220,015	3,290,075
Borrowings and other obligations	154	26,298
Operating lease liabilities	21,509	22,906
Interest payable and other liabilities	24,250	25,562
Total liabilities	3,265,928	3,364,841
Commitments and contingent liabilities (Note 12)
Stockholders' Equity
Preferred stock, no par value, Authorized - 5,000,000 shares, none issued	—	—
Common stock, no par value, Authorized - 30,000,000 shares; Issued and outstanding - 16,089,454 and 16,158,413 at December 31, 2024 and 2023, respectively	215,511	217,498
Retained earnings	249,964	274,570
Accumulated other comprehensive loss, net of tax	(30,068)	(53,006)
Total stockholders' equity	435,407	439,062
Total liabilities and stockholders' equity	$3,701,335	$3,803,903
The accompanying notes are an integral part of these consolidated financial statements.

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years ended December 31, 2024, 2023 and 2022

(in thousands, except per share amounts)	2024	2023	2022
Interest income
Interest and fees on loans	$101,484	$98,505	$93,868
Interest on investment securities	33,075	38,660	34,766
Interest on federal funds sold and due from banks	6,714	2,329	1,407
Total interest income	141,273	139,494	130,041
Interest expense
Interest on interest-bearing transaction accounts	1,201	1,036	421
Interest on savings accounts	2,003	867	125
Interest on money market accounts	33,914	18,553	1,589
Interest on time accounts	9,254	4,715	323
Interest on borrowings and other obligations	241	11,562	91
Total interest expense	46,613	36,733	2,549
Net interest income	94,660	102,761	127,492
Provision for (reversal of) credit losses on loans	5,550	2,575	(63)
Reversal of credit losses on unfunded loan commitments	(233)	(342)	(318)
Net interest income after provision for (reversal of) for credit losses	89,343	100,528	127,873
Non-interest income
Wealth management and trust services	2,420	2,145	2,227
Service charges on deposit accounts	2,164	2,083	2,007
Earnings on bank-owned life insurance, net	1,714	1,802	1,229
Debit card interchange fees, net	1,701	1,831	2,051
Dividends on Federal Home Loan Bank stock	1,478	1,265	1,056
Merchant interchange fees, net	324	496	549
Net losses on sale of investment securities	(32,541)	(5,893)	(63)
Other income	1,380	1,260	1,849
Total non-interest income	(21,360)	4,989	10,905
Non-interest expense
Salaries and employee benefits	44,683	43,448	42,046
Occupancy and equipment	8,242	8,306	7,823
Professional services	5,129	3,598	3,299
Data processing	4,222	4,057	4,649
Deposit network fees	3,526	2,783	258
Federal Deposit Insurance Corporation insurance	1,863	1,878	1,179
Information technology	1,686	1,569	2,197
Depreciation and amortization	1,466	2,098	1,840
Directors' expense	1,213	1,212	1,107
Amortization of core deposit intangible	975	1,350	1,489
Charitable contributions	677	717	709
Other real estate owned	—	48	359
Other expense	8,136	8,417	8,314
Total non-interest expense	81,818	79,481	75,269
(Loss) income before provision for income taxes	(13,835)	26,036	63,509
Provision for income taxes	(5,426)	6,141	16,923
Net (loss) income	$(8,409)	$19,895	$46,586
Net (loss) income per common share:
Basic	$(0.52)	$1.24	$2.93
Diluted	$(0.52)	$1.24	$2.92
Weighted average common shares:
Basic	16,042	16,012	15,921
Diluted	16,042	16,026	15,969
Comprehensive income (loss):
Net (loss) income	$(8,409)	$19,895	$46,586
Other comprehensive income (loss):
Change in net unrealized gains or losses on available-for-sale securities	(2,848)	20,358	(88,620)
Reclassification adjustment for losses on available-for-sale securities included in net income	32,541	8,700	63
Reclassification adjustment for gains or losses for fair value hedges	1,359	(1,359)	—
Net unrealized losses on securities transferred from available-for-sale to held-to-maturity	—	—	(14,847)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	1,504	1,743	1,580
Other comprehensive income (loss), before tax	32,556	29,442	(101,824)
Deferred tax expense (benefit)	9,618	8,702	(30,102)
Other comprehensive income (loss), net of tax	22,938	20,740	(71,722)
Total comprehensive income (loss)	$14,529	$40,635	$(25,136)
The accompanying notes are an integral part of these consolidated financial statements.

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years ended December 31, 2024, 2023 and 2022

(in thousands, except share data)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total
	Shares	Amount
Balance at December 31, 2021	15,929,243	$212,524	$239,868	$(2,024)	$450,368
Net income	—	—	46,586	—	46,586
Other comprehensive loss, net of tax	—	—	—	(71,722)	(71,722)
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	40,674	821	—	—	821
Stock issued under employee stock purchase plan	2,025	62	—	—	62
Stock issued under employee stock ownership plan	38,000	1,233	—	—	1,233
Restricted stock granted	46,672	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(1,169)	(40)	—	—	(40)
Restricted stock forfeited / cancelled	(13,692)	—	—	—	—
Stock-based compensation - stock options	—	251	—	—	251
Stock-based compensation - restricted stock	—	712	—	—	712
Cash dividends paid on common stock ($0.98 per share)	—	—	(15,673)	—	(15,673)
Stock purchased by directors under director stock plan	515	16	—	—	16
Stock issued in payment of director fees	10,145	355	—	—	355
Stock repurchased, including commissions	(23,275)	(877)	—	—	(877)
Balance at December 31, 2022	16,029,138	$215,057	$270,781	$(73,746)	$412,092
Net income	—	—	19,895	—	19,895
Other comprehensive income, net of tax	—	—	—	20,740	20,740
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	11,530	230	—	—	230
Stock issued under employee stock purchase plan	2,527	46	—	—	46
Stock issued under employee stock ownership plan	58,400	1,315	—	—	1,315
Restricted stock granted	61,978	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(2,498)	(70)	—	—	(70)
Restricted stock forfeited / cancelled	(21,024)	—	—	—	—
Stock-based compensation - stock options	—	181	—	—	181
Stock-based compensation - restricted stock	—	341	—	—	341
Cash dividends paid on common stock ($1.00 per share)	—	—	(16,106)	—	(16,106)
Stock issued in payment of director fees	18,362	398	—	—	398
Balance at December 31, 2023	16,158,413	$217,498	$274,570	$(53,006)	$439,062
Net loss	—	—	(8,409)	—	(8,409)
Other comprehensive income, net of tax	—	—	—	22,938	22,938
Stock issued under employee stock purchase plan	2,184	38	—	—	38
Stock issued under employee stock ownership plan	60,800	1,149	—	—	1,149
Restricted stock granted	106,964	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(3,798)	(64)	—	—	(64)
Restricted stock forfeited / cancelled	(42,396)	—	—	—	—
Stock-based compensation - stock options	—	50	—	—	50
Stock-based compensation - restricted stock	—	580	—	—	580
Cash dividends paid on common stock ($1.00 per share)	—	—	(16,197)	—	(16,197)
Stock issued in payment of director fees	27,287	513	—	—	513
Stock repurchased, including commissions	(220,000)	(4,253)	—	—	(4,253)
Balance at December 31, 2024	16,089,454	$215,511	$249,964	$(30,068)	$435,407

The accompanying notes are an integral part of these consolidated financial statements.

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2024, 2023 and 2022

(in thousands)	2024	2023	2022
Cash Flows from Operating Activities:
Net income	$(8,409)	$19,895	$46,586
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (reversal of) credit losses on loans	5,550	2,575	(63)
Reversal of credit losses on unfunded loan commitments	(233)	(342)	(318)
Noncash contribution expense to employee stock ownership plan	1,149	1,315	1,233
Noncash director compensation expense	513	398	355
Stock-based compensation expense	630	522	963
Amortization of core deposit intangible	975	1,350	1,489
Amortization of investment security premiums, net of accretion of discounts	2,536	6,897	9,056
(Accretion of discounts) amortization of premiums on acquired loans, net	(236)	(573)	153
Net change in deferred loan origination costs/fees	120	(836)	(2,716)
Write-down of other real estate owned	—	40	345
Net losses on sale of investment securities	32,541	5,893	63
Depreciation and amortization	1,466	2,098	1,840
Earnings on bank-owned life insurance policies	(1,714)	(1,802)	(1,229)
Net changes in:
Net changes in interest receivable and other assets	(6,695)	(4,149)	2,228
Net changes in interest payable and other liabilities	172	2,378	(4,708)
Total adjustments	36,774	15,764	8,691
Net cash provided by operating activities	28,365	35,659	55,277
Cash Flows from Investing Activities:
Proceeds from sale of premises and equipment	21	—	—
Purchase of held-to-maturity securities	—	—	(319,937)
Purchase of available-for-sale securities	(163,769)	—	(243,459)
Proceeds from sale of available-for-sale securities	292,621	205,795	10,664
Proceeds from paydowns/maturities of held-to-maturity securities	46,551	47,170	47,098
Proceeds from paydowns/maturities of available-for-sale securities	31,210	59,316	130,178
Proceeds from sale of Visa Inc. Class B restricted common stock	—	2,807	—
Decrease in loans receivable, net	26,150	16,945	164,019
Purchased Loans	(35,874)	—	—
Proceeds from sale of loan	—	3,263	—
Purchase of bank-owned life insurance policies	(1,211)	—	(4,714)
Proceeds from bank-owned life insurance policies	—	766	350
Purchase of premises and equipment	(520)	(1,749)	(2,266)
Proceeds from sale of other real estate owned	—	420	—
Cash paid for low income housing tax credit investment	(5)	(42)	(30)
Net cash provided by (used in) investing activities	195,174	334,691	(218,097)
Cash Flows from Financing Activities:
Decrease in deposits	(70,060)	(283,273)	(235,202)
(Repayment of) proceeds from short-term borrowings, net	(26,000)	(86,000)	112,000
Repayment of finance lease obligations	(152)	(148)	(131)
Proceeds from stock options exercised	—	230	821
Restricted stock surrendered for tax withholdings upon vesting	(64)	(70)	(40)
Cash dividends paid on common stock	(16,197)	(16,106)	(15,673)
Stock repurchased, including commissions	(4,253)	—	(1,250)
Proceeds from stock issued under employee and director stock purchase plans	38	46	78
Net cash (used in) provided by financing activities	(116,688)	(385,321)	(139,397)
Net (decrease) increase in cash, cash equivalents and restricted cash	106,851	(14,971)	(302,217)
Cash, cash equivalents and restricted cash at beginning of period	30,453	45,424	347,641
Cash, cash equivalents and restricted cash at end of period	$137,304	$30,453	$45,424
Supplemental disclosure of cash flow information:
Interest paid on deposits and borrowings	$46,359	$34,038	$2,560
Income taxes paid, net of refunds	$2,245	$8,428	$13,730
Supplemental disclosure of noncash investing and financing activities:
Change in net unrealized gains or losses on available-for-sale securities	$(2,848)	$20,358	$(88,620)
Purchase of available-for-sale security on account and unsettled	$—	$—	$—
Cumulative effect of change in accounting principle ASU 2016-13	$—	$—	$—
Securities transferred from available-for-sale to held-to-maturity, at fair value	$—	$—	$357,482
Amortization of net unrealized loss on available-for-sale securities transferred to held-to-maturity	$1,504	$1,743	$1,580
Transfer of loan to loans held-for-sale	$—	$3,263	$—
Restricted cash [1]	$—	$330	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Summary of Significant Accounting Policies

Nature of Operations: Bank of Marin Bancorp ("Bancorp"), headquartered in Novato, California, conducts business primarily through its wholly-owned subsidiary, Bank of Marin (the "Bank"), a California state-chartered commercial bank that provides a wide range of financial services through 27 retail branches and 8 commercial banking offices across Northern California. Our customer base is made up of business, not-for-profit and personal banking relationships from the communities within our Northern California footprint.

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

Segment Reporting: Our Chief Operating Decision Maker ("CODM") is our Chief Executive Officer, who reviews our financial information on a consolidated basis for purposes of evaluating financial performance and allocating resources. We have one operating and reportable segment, community banking, and our other operating segment, wealth management services, does not meet the quantitative threshold for separate reporting. Our CODM reviews consolidated net income before provision for income taxes as our primary measure of profitability alongside significant expense information consistent with the expense captions presented in our Consolidated Statements of Comprehensive Income (Loss). These metrics are used by our CODM to monitor actual results and to benchmark to our peers. Segment assets are equal to consolidated total assets in our Consolidated Statements of Condition and all segment non-cash items are equal to those disclosed in our Consolidated Statements of Cashflows. We derive materially all of our income from activities within the United States, and materially all of our long lived assets are physically located within the United States. No single customer or client relationship accounts for ten percent or more of our income.

Segment revenue, profit or loss, significant segment expenses and other segment items	December 31, 2024	December 31, 2023	December 31, 2022
(in thousands)
Community banking segment:
Interest income	$141,273	$139,494	$130,041
Non-interest income	(23,780)	2,844	8,678

Reconciliation of income
All other income[1]	2,420	2,145	2,227
Total consolidated income	119,913	144,483	140,946

Less:[2]
Total interest expense	46,613	36,733	2,549
Provision for (reversal of) credit losses on loans	5,550	2,575	(63)
Reversal of credit losses on unfunded loan commitments	(233)	(342)	(318)
Non-interest expense
Salaries and employee benefits	43,794	42,671	41,235
Occupancy and equipment	8,240	8,304	7,819
Professional services	4,562	3,086	2,688
Data processing	4,032	3,879	4,480
Deposit network fees	3,526	2,783	258
Federal Deposit Insurance Corporation insurance	1,863	1,878	1,179
Information technology	1,686	1,569	2,197
Depreciation and amortization	1,465	2,097	1,839
Directors' expense	1,213	1,212	1,107
Amortization of core deposit intangible	975	1,350	1,489
Charitable contributions	677	717	709
Other real estate owned	—	48	359
Other expense	8,068	8,357	8,255
Segment (loss) income	(12,118)	27,566	65,164

Reconciliation of segment (loss) income
All other loss[1]	(1,717)	(1,530)	(1,655)
Loss before income taxes	$(13,835)	$26,036	$63,509
[1]Other income and loss from segment below the quantitative thresholds are attributable to one operating segment of the Bank, the Wealth Management and Trust Services, which does not meet the quantitative thresholds for presenting reportable segments. Expenses of Wealth Management and Trust Services are comprised of salary and employee benefits, professional services, data processing, occupancy and equipment and other expenses totaling $1.7 million.

[2]The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.

Accounting Changes and Reclassifications: There have been no items in prior financial statements that have been reclassified to conform to the current presentation.

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

Non-marketable equity securities include stock held for membership and regulatory purposes, such as Federal Home Loan Bank ("FHLB") stock and other non-marketable equity securities. These securities are accounted for at cost, evaluated for impairment as of each reporting period, and included in interest receivable and other assets on the consolidated statements of condition. During 2023, the Bank sold its remaining investment in Visa Inc. Class B restricted common stock, as discussed in Note 2 - Investment securities. As of December 31, 2024 and 2023 our investment in FHLB stock was carried at cost, as there was no impairment or changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Both cash and stock dividends from the FHLB are reported as non-interest income.

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

There were no material changes to the ACL methodology during 2024. However, assumptions that mainly influenced management's current estimate of the expected credit losses were primarily adjustments to qualitative risk factors from continued uncertainty about inflation and recession risks, the potential impact of rapidly increasing interest rates and other external factors on both our non-owner-occupied commercial real estate and construction portfolios, loan and collateral concentration risks in our construction and commercial real estate portfolios, heightened portfolio management in light of current economic conditions, and continued negative trends in adversely graded loans and/or collateral values for our non-owner occupied commercial real estate office and multi-family real estate portfolios. Other elements of the estimated current expected credit losses included increased allowances for individually analyzed loans exhibiting unique credit risk characteristics and a slight increase in Moody's Analytics' Baseline Forecast of California's unemployment rate, partially offset by the impact of an overall decrease in loans. While we believe we use the best information available to determine the allowance for credit losses, our results of operations could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance. Our ACL model is sensitive to changes in unemployment rate forecasts and certain other assumptions that could result in material fluctuations in the allowance for credit losses and adversely affect our financial condition and results of operations.

Under ASU No. 2022-02 certain loan modifications made to borrowers experiencing financial difficulty are now subject to the Bank's standard ACL process, as outlined above.

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

Transfers of Financial Assets: We have entered into certain loan participation agreements with other organizations. We account for these transfers of financial assets as sales when control over the transferred financial assets has been surrendered. Control over transferred assets is deemed to be surrendered when 1) the assets and liabilities have been isolated from us, 2) the transferee has the right to pledge or exchange the assets (or beneficial interests) it received, free of conditions that constrain it from taking advantage of that right, beyond a trivial benefit and 3) we do not maintain effective control over the transferred financial assets or third-party beneficial interests related to those transferred assets. Transfers of a portion of a loan must meet the criteria of a participating interest. If it does not meet the criteria of a participating interest, the transfer must be accounted for as a secured borrowing. In order to meet the criteria for a participating interest, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, and the loan holders must have no recourse to the transferor other than standard representations and warranties and no loan holder has the right to pledge or exchange the entire loan. We recognized no gains or losses on the sale of these participation interests in 2024, 2023 and 2022.

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

Goodwill and Other Intangible Assets: Goodwill arises from the acquisition method of accounting for business combinations and represents the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is deemed to have an indefinite life, is not subject to amortization, and as such is tested for impairment at least annually or more frequently if events and circumstances lead management to believe the value of goodwill may be impaired. Goodwill is the only intangible asset with an indefinite life recorded in the Company’s consolidated statements of financial condition. Impairment testing is performed at the reporting unit level, which management considered to be the Community Banking Segment at December 31, 2024. Management considered the Company to be its sole reportable unit for the year ended December 31, 2024.

Management’s assessment of goodwill impairment is performed in accordance with ASC 350-20, Intangibles - Goodwill and Other - Goodwill and encompasses a two-step process to evaluate each reporting unit. First, the Company has the option to perform a qualitative assessment to evaluate relevant events or circumstances to determine whether it is more likely than not the fair value of the Company is less than its carrying amount, including goodwill. The factors considered in the qualitative assessment typically include macroeconomic conditions, industry and market conditions and the overall financial performance of the Company, among other factors. If the Company determines that it is more likely than not the fair value of the Company may be less than its carrying amounts, then it proceeds to the quantitative impairment test, whereby it calculates the fair value of the Company. Under GAAP, in its performance of impairment testing, management has the unconditional option to proceed directly to the quantitative impairment test, bypassing the qualitative assessment. If the carrying amount of the Company exceeds its fair value, the amount by which the carrying amount exceeds fair value, up to the carrying value of goodwill, is recorded through earnings as an impairment charge recorded in non-interest expense. If the results of the qualitative assessment indicate that it is not more likely than not that an impairment has occurred, or if the quantitative impairment test results in a fair value of the Company that is greater than the carrying amount, then no impairment charge is recorded.

The Company performs its annual goodwill impairment test as of November 30th each year. The results indicated that goodwill was not impaired as of December 31, 2024, and there were no changes to our assessment through December 31, 2024. In addition, the Company recorded no goodwill impairment for the year ended December 31, 2023 or 2022.

Core deposit intangibles ("CDI") arising from the acquisition of other financial institutions are considered to have definite useful lives and are amortized on an accelerated method over their estimated useful life of ten years. At December 31, 2024, the future estimated amortization expense for the CDI arising from our past acquisitions was as follows:

(in thousands)	2025	2026	2027	2028	2029	Thereafter	Total
Core deposit intangible amortization	$875	$773	$634	$242	$165	$103	$2,792

The CDI represents the estimated future benefit of deposits related to an acquisition and is recorded separately from the related deposits and evaluated at least annually or when events and circumstances change. We recorded no impairment adjustments for the CDI in 2024, 2023 and 2022.

Other Real Estate Owned ("OREO"): OREO is comprised of property acquired through a business combination, foreclosure, in substance repossession or acceptance of deeds-in-lieu of foreclosure when the related loan receivable is de-recognized. OREO is recorded at fair value of the collateral less estimated costs to sell, establishing a new cost basis, and subsequently accounted for at the lower of cost or fair value less estimated costs to sell. Any shortfall of collateral value from the recorded investment of the related loan is recognized as loss at the time of foreclosure and is charged against the allowance for loan losses. Fair value of collateral is generally based on an independent appraisal of the property. Revenues and expenses associated with OREO, and subsequent adjustments to the fair value of the property and to the estimated costs of disposal, are realized and reported as a component of non-interest income and expense when incurred. We recorded a $40 thousand and $345 thousand valuation adjustment to OREO in 2023 and 2022, respectively, and no adjustment in 2024. In July 2023, the Bank completed the sale of its only OREO property.

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

Employee Stock Ownership Plan (“ESOP”): We recognize compensation cost for ESOP contributions when funds become committed for the purchase of Bancorp's common shares into the ESOP in the year in which the employees render service entitling them to the contribution. If we contribute stock, the compensation cost is the fair value of the shares when they are committed to be released (i.e., when the number of shares becomes known and formally approved). In 2024, 2023 and 2022, Bancorp only made stock contributions to the ESOP.

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

(in thousands, except per share data)	2024	2023	2022
Weighted average basic common shares outstanding	16,042	16,012	15,921
Potentially dilutive common shares related to:
Stock options	—	3	31
Unvested restricted stock awards	—	11	17
Weighted average diluted common shares outstanding	16,042	16,026	15,969
Net income	$(8,409)	$19,895	$46,586
Basic EPS	$(0.52)	$1.24	$2.93
Diluted EPS	$(0.52)	$1.24	$2.92
Weighted average anti-dilutive common shares not included in the calculation of diluted EPS	368	364	211

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

Advertising Costs: Advertising costs are expensed as incurred. For the years ended December 31, 2024, 2023, and 2022, advertising costs totaled $1.1 million, $1.2 million, and $1.1 million, respectively.

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

Fair Value Measurements: We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. We base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., exit price notion) reflecting factors such as a liquidity premium. Securities available-for-sale and derivatives are recorded at fair value on a recurring basis. Equity investments that do not have readily determinable fair values are recorded at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. FHLB stock was carried at cost as of December 31, 2024, as there was no impairment or changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Additionally, from time to time, we may be required to record certain assets and liabilities at fair value on a non-recurring basis, such as purchased loans and acquired deposits recorded at acquisition date, certain collateral dependent loans, other real estate owned and securities held-to-maturity that are other-than-temporarily impaired. These non-recurring fair value adjustments typically involve write-downs of individual assets due to application of lower-of-cost or market accounting.

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

Other Recently Adopted Accounting Standards

In June 2022, the FASB issued Accounting Standards Update ("ASU") No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendment reduces diversity in practice by clarifying that a separate contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. In addition, this ASU provided amended examples to illustrate that a restriction that is a characteristic of the equity security, which market participants would take into account when pricing them, would be considered in measuring fair value. This ASU also introduced new disclosure requirements. The amendments were effective prospectively for years beginning after December 15, 2023. As discussed in Note 2, Investment Securities, in July 2023 we sold our remaining shares of Visa Inc. Class B restricted common stock. We adopted ASU 2022-03 in the first quarter of 2024, which as a result of the previously mentioned sale had no impact our financial condition, results of operations or disclosures.

In March 2023, the FASB issued ASU No. 2023-01, Leases (Topic 842): Common Control Arrangements. For public companies, the amendment requires entities to amortize leasehold improvements associated with common control lease arrangements over the useful life of the improvements to the common control group, as opposed to the shorter of the remaining lease term and the useful life of the improvements for all other operating leases. The amendments were effective for years beginning after December 15, 2023, and may be adopted either prospectively or retrospectively. We adopted ASU 2023-01 on a prospective basis in the first quarter of 2024, which had no impact on our financial condition or results of operations as we did not have common control lease arrangements at the time of adoption and we have not since entered into any such arrangements.

In March 2023, the FASB issued ASU No. 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. Under current GAAP, an entity can only elect to apply the proportional amortization method to investments in low-income housing tax credit ("LIHTC") structures. The proportional amortization method results in the cost of the investment being amortized in proportion to the income tax credits and other income tax benefits received, with the amortization of the investment and the income tax credits being presented net in the consolidated statements of income as a component of income tax expense (benefit). The amendments will allow entities to elect to account for all other equity investments made primarily for the purpose of receiving income tax credits to using the proportional amortization method, regardless of the tax credit program through which the investment earns income tax credits, when certain conditions are met. The amendments were effective for fiscal years beginning after December 15, 2023, and may be adopted either on a modified retrospective basis or retrospectively. Other than investments in LIHTC funds, as disclosed in Note 2, Investment Securities, we currently have no other equity investments made primarily for the purpose of receiving income tax credits, and therefore the adoption of this ASU had no impact on our financial condition, results of operations, or disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, enhanced interim disclosure requirements, clarifying circumstances in which an entity can disclose multiple segment measures of profit or loss, providing new segment disclosure requirements for entities with a single reportable segment, and requiring other disclosures. The amendments were effective for annual reporting periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 31, 2024, and shall be applied retrospectively to all prior periods presented in the financial statements. We adopted ASU 2023-07 in the fourth quarter of 2024 with this Form 10-K, and the required expanded disclosures have been made above within this Note 1, Summary of Significant Accounting Policies, under the section titled Segment Reporting. Adoption had no impact on our financial condition or results of operations.

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

In November 2024, the FASB issued ASU No. 2024-03 (updated in January 2025 to ASU No. 2025-01), Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments are intended to improve income statement expense disclosure requirements, primarily through enhanced disclosures about certain costs and expenses included in income statement expense captions. The amendments are effective for annual reporting periods beginning after December 15, 2026 (i.e., 2027 Form 10-K) and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of the amendments on our financial statement disclosures upon adoption.

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

A summary of the amortized cost, fair value and allowance for credit losses related to securities held-to-maturity as of December 31, 2024 and December 31, 2023 is presented below.

Held-to-maturity:	Amortized Cost [1]	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized		Fair Value
(in thousands)				Gains	(Losses)
December 31, 2024
Securities of U.S. government-sponsored enterprises:
CMBS issued by FHLMC, FNMA and GNMA	$242,559	$—	$242,559	$—	$(34,449)	$208,110
CMOs issued by FHLMC, FNMA and GNMA	209,748	—	209,748	—	(18,492)	191,256
MBS pass-through securities issued by FHLMC, FNMA and GNMA	192,388	—	192,388	—	(30,942)	161,446
SBA-backed securities	1,513	—	1,513	—	(61)	1,452
Debentures of government-sponsored agencies	141,431	—	141,431	—	(22,694)	118,737
Obligations of state and political subdivisions	61,560	—	61,560	—	(8,341)	53,219
Corporate bonds	30,000	—	30,000	—	(685)	29,315
Total held-to-maturity	$879,199	$—	$879,199	$—	$(115,664)	$763,535
December 31, 2023
Securities of U.S. government-sponsored enterprises:
CMBS issued by FHLMC, FNMA and GNMA	$247,441	$—	$247,441	$—	$(35,071)	$212,370
CMOs issued by FHLMC, FNMA and GNMA	228,761	—	228,761	28	(16,882)	211,907
MBS pass-through securities issued by FHLMC, FNMA and GNMA	208,983	—	208,983	—	(27,326)	181,657
SBA-backed securities	1,853	—	1,853	—	(90)	1,763
Debentures of government-sponsored agencies	146,126	—	146,126	—	(21,994)	124,132
Obligations of state and political subdivisions	62,034	—	62,034	47	(7,884)	54,197
Corporate bonds	30,000	—	30,000	—	(1,196)	28,804
Total held-to-maturity	$925,198	$—	$925,198	$75	$(110,443)	$814,830
[1] Amortized cost and fair values exclude accrued interest receivable of $3.4 million and $3.6 million at December 31, 2024 and 2023, respectively, which is included in interest receivable and other assets in the consolidated statements of condition.

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

The following table summarizes the amortized cost of our portfolio of held-to-maturity securities issued by states and political subdivisions and corporate bonds by Moody's and/or Standard & Poor's bond ratings as of December 31, 2024 and 2023.

	Obligations of state and political subdivisions		Corporate bonds
(in thousands)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Aaa / AAA	$42,161	$42,577	$—	$—
Aa1 / AA+	19,399	19,457	—	—
A2 / A	—	—	30,000	30,000
Total	$61,560	$62,034	$30,000	$30,000

A summary of the amortized cost, fair value and allowance for credit losses related to securities available-for-sale as of December 31, 2024 and 2023 is presented below.

Available-for-sale:	Amortized Cost [1]	Gross Unrealized		Allowance for Credit Losses	Fair Value
(in thousands)		Gains	(Losses)
December 31, 2024
Securities of U.S. government-sponsored enterprises:
CMBS issued by FHLMC, FNMA and GNMA	$222,862	$154	$(4,977)	$—	$218,039
CMOs issued by FHLMC, FNMA and GNMA	42,432	28	(6,321)	—	36,139
MBS pass-through securities issued by FHLMC, FNMA and GNMA	30,498	2	(4,840)	—	25,660
SBA-backed securities	331	—	(23)	—	308
Debentures of government- sponsored agencies	8,971	—	(1,761)	—	7,210
U.S. Treasury securities	12,020	—	(1,205)	—	10,815
Obligations of state and political subdivisions	96,178	—	(12,464)	—	83,714
Corporate bonds	6,000	—	(351)	—	5,649
Total available-for-sale	$419,292	$184	$(31,942)	$—	$387,534
December 31, 2023
Securities of U.S. government-sponsored enterprises:
CMBS issued by FHLMC, FNMA and GNMA	$160,968	$—	$(13,279)	$—	$147,689
CMOs issued by FHLMC, FNMA and GNMA	153,689	—	(17,420)	—	136,269
MBS pass-through securities issued by FHLMC, FNMA and GNMA	77,680	2	(9,168)	—	68,514
SBA-backed securities	21,126	—	(1,655)	—	19,471
Debentures of government- sponsored agencies	73,899	—	(7,037)	—	66,862
U.S. Treasury securities	11,923	—	(1,300)	—	10,623
Obligations of state and political subdivisions	102,202	1	(10,321)	—	91,882
Corporate bonds	11,992	—	(1,274)	—	10,718
Total available-for-sale	$613,479	$3	$(61,454)	$—	$552,028
[1] Amortized cost and fair value exclude accrued interest receivable of $1.7 million and $2.3 million at December 31, 2024 and 2023, respectively, which is included in interest receivable and other assets in the consolidated statements of condition.

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

The amortized cost and fair value of investment debt securities by contractual maturity at December 31, 2024 and 2023 are shown below. Expected maturities may differ from contractual maturities if the issuers of the securities have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2024				December 31, 2023
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$36,476	$36,380	$99,431	$99,258	$—	$—	$101	$100
After one but within five years	118,590	110,857	106,986	103,058	87,887	84,541	226,669	208,444
After five years through ten years	229,040	191,328	75,429	67,940	304,976	261,654	95,552	85,447
After ten years	495,093	424,970	137,446	117,278	532,335	468,635	291,157	258,037
Total	$879,199	$763,535	$419,292	$387,534	$925,198	$814,830	$613,479	$552,028

Sales of investment securities and gross gains and losses for the years ended December 31, 2024, 2023 and 2022 are shown in the following table.

(in thousands)	2024	2023	2022
Available-for-sale:
Sales proceeds	$292,621	$205,795	$10,664
Gross realized gains	$—	$5	$17
Gross realized losses	$(32,541)	$(8,705)	$(80)
Sale of equity securities: [1]
Sales proceeds	$—	$2,807	$—
Gross realized gain	$—	$2,807	$—
1 Refer to VISA Inc. Class B Common Stock section below for more information.

The reported values of pledged investment securities are shown in the following table (which includes both encumbered and unencumbered securities).

(in thousands)	December 31, 2024	December 31, 2023
Pledged to the State of California:
Secure public deposits in compliance with the Local Agency Security Program	$288,385	$287,436
Collateral for trust deposits	1,284	666
Collateral for Wealth Management and Trust Services checking account	895	562
Total investment securities pledged to the State of California	290,564	288,664
Bankruptcy trustee deposits pledged with Federal Reserve Bank	651	1,151
Pledged to FHLB Securities-Backed Credit Program	284,148	383,484
Pledged to the Federal Reserve Discount Window	365,759	—
Pledged to the Federal Reserve "BTFP"	—	265,660
Total pledged investment securities	$941,122	$938,959

There were 269 and 313 securities in unrealized loss positions at December 31, 2024 and 2023, respectively. Those securities are summarized and classified according to the duration of the loss period in the tables below.

December 31, 2024	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
CMBS issued by FHLMC, FNMA and GNMA	$—	$—	$208,110	$(34,449)	$208,110	$(34,449)
CMOs issued by FHLMC, FNMA and GNMA	18,451	(1,623)	172,805	(16,869)	191,256	(18,492)
MBS pass-through securities issued by FHLMC, FNMA and GNMA	3,487	(150)	157,959	(30,792)	161,446	(30,942)
SBA-backed securities	—	—	1,452	(61)	1,452	(61)
Debentures of government-sponsored agencies	—	—	118,737	(22,694)	118,737	(22,694)
Obligations of state and political subdivisions	5,558	(44)	47,661	(8,297)	53,219	(8,341)
Corporate bonds	—	—	29,315	(685)	29,315	(685)
Total held-to-maturity	$27,496	$(1,817)	$736,039	$(113,847)	$763,535	$(115,664)
Available-for-sale:
CMBS issued by FHLMC, FNMA and GNMA	$129,402	$(343)	$58,065	$(4,634)	$187,467	$(4,977)
CMOs issued by FHLMC, FNMA and GNMA	—	—	33,749	(6,321)	33,749	(6,321)
MBS pass-through securities issued by FHLMC, FNMA and GNMA	7	—	25,495	(4,840)	25,502	(4,840)
SBA-backed securities	—	—	309	(23)	309	(23)
Debentures of government-sponsored agencies	—	—	7,210	(1,761)	7,210	(1,761)
U.S. Treasury securities	—	—	10,815	(1,205)	10,815	(1,205)
Obligations of state and political subdivisions	—	—	83,714	(12,464)	83,714	(12,464)
Corporate bonds	—	—	5,649	(351)	5,649	(351)
Total available-for-sale	$129,409	$(343)	$225,006	$(31,599)	$354,415	$(31,942)
Total securities at a loss position	$156,905	$(2,160)	$961,045	$(145,446)	$1,117,950	$(147,606)

December 31, 2023	< 12 continuous months		> 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
CMBS issued by FHLMC, FNMA and GNMA	$10,988	$(244)	$201,383	$(34,826)	$212,371	$(35,070)
CMOs issued by FHLMC, FNMA and GNMA	51,136	(432)	156,515	(16,451)	207,651	(16,883)
MBS pass-through securities issued by FHLMC, FNMA and GNMA	—	—	181,656	(27,326)	181,656	(27,326)
SBA-backed securities	—	—	1,763	(90)	1,763	(90)
Debentures of government-sponsored agencies	—	—	124,132	(21,994)	124,132	(21,994)
Obligations of state and political subdivisions	—	—	44,437	(7,884)	44,437	(7,884)
Corporate bonds	—	—	28,804	(1,196)	28,804	(1,196)
Total held-to-maturity	$62,124	$(676)	$738,690	$(109,767)	$800,814	$(110,443)
Available-for-sale:
CMBS issued by FHLMC, FNMA and GNMA	$1,235	$(7)	$146,454	$(13,272)	$147,689	$(13,279)
CMOs issued by FHLMC, FNMA and GNMA	—	—	136,269	(17,420)	136,269	(17,420)
MBS pass-through securities issued by FHLMC, FNMA and GNMA	—	—	68,237	(9,168)	68,237	(9,168)
SBA-backed securities	—	—	19,471	(1,655)	19,471	(1,655)
Debentures of government- sponsored agencies	—	—	66,862	(7,037)	66,862	(7,037)
U.S. Treasury securities	—	—	10,623	(1,300)	10,623	(1,300)
Obligations of state and political subdivisions	666	(1)	90,655	(10,320)	91,321	(10,321)
Corporate bonds	—	—	10,718	(1,274)	10,718	(1,274)
Asset-backed securities	—	—	—	—	—	—
Total available-for-sale	$1,901	$(8)	$549,289	$(61,446)	$551,190	$(61,454)
Total	$64,025	$(684)	$1,287,979	$(171,213)	$1,352,004	$(171,897)

As of December 31, 2024, the investment portfolio included 247 investment securities that had been in a continuous loss position for twelve months or more and 22 investment securities that had been in a loss position for less than twelve months.

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
No allowances for credit losses have been recognized on available-for-sale securities in an unrealized loss position, as management does not believe any of the securities are impaired due credit risk factors at either December 31, 2024 or 2023. In addition, for any available-for-sale securities in an unrealized loss position at December 31, 2024 and 2023, the Bank assessed whether it intended to sell the securities, or if it was more likely than not that it would be required to sell the securities before recovery of its amortized cost basis, which would require a write-down to fair value through net income. Because the Bank did not intend to sell those securities that were in an unrealized loss position, and it was not more-likely-than-not that the Bank would be required to sell the securities before recovery of their amortized cost bases, the Bank determined that no write-down was necessary as of the reporting date.

On July 7, 2023, the Bank entered into various interest rate swap agreements with notional values totaling $101.8 million to hedge balance sheet interest rate sensitivity and protect selected securities in its available-for-sale portfolio against changes in fair value related to changes in the benchmark interest rate. On November 4, 2024, the Bank terminated these contracts resulting in an adjustment to book value that will be amortized over the life of the hedged securities. For additional details, refer to Note 14, Derivative Financial Instruments and Hedging Activities.

Non-Marketable Securities Included in Other Assets

FHLB Capital Stock

As a member of the FHLB, we are required to maintain a minimum investment in FHLB capital stock as determined by the Board of Directors of the FHLB. The minimum investment requirements can increase in the event we increase our total asset size or borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. We held $16.7 million of FHLB stock included in other assets on the consolidated statements of condition at both December 31, 2024 and 2023. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks and do not have a readily determinable market value. Based on our analysis of FHLB’s financial condition and certain qualitative factors, we determined that the FHLB stock was not impaired at December 31, 2024 or 2023.  On February 20, 2025, FHLB announced a cash dividend for the fourth quarter of 2024 at an annualized dividend rate of 8.75% to be distributed in mid-March 2025. Cash dividends paid on FHLB capital stock are recorded as non-interest income.

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

Low Income Housing Tax Credits

We invest in low-income housing tax credit funds as a limited partner, which totaled $1.6 million and $2.0 million recorded in other assets as of December 31, 2024 and 2023, respectively. In 2024, we recognized $525 thousand of low income housing tax credits and other tax benefits, offset by $438 thousand of amortization expense for low-income housing tax credit investments, as a component of income tax expense. As of December 31, 2024, our unfunded commitments for these low-income housing tax credit funds totaled $338 thousand. We did not recognize any impairment losses on these low-income housing tax credit investments during 2024 or 2023, as the value of the future tax benefits exceeds the carrying value of the investments.

Note 3:  Loans and Allowance for Credit Losses on Loans

The following table presents the amortized cost of loans by portfolio class as of December 31, 2024 and 2023.

	December 31,
(in thousands)	2024	2023
Commercial and industrial	$152,263	$153,750
Real estate:
Commercial owner-occupied	321,962	333,181
Commercial non-owner occupied	1,273,596	1,219,385
Construction	36,970	99,164
Home equity	88,325	82,087
Other residential	143,207	118,508
Installment and other consumer loans	66,933	67,645
Total loans, at amortized cost [1]	2,083,256	2,073,720
Allowance for credit losses on loans	(30,656)	(25,172)
Total loans, net of allowance for credit losses on loans	$2,052,600	$2,048,548
1 Amortized cost includes net deferred loan origination costs of $2.5 million and $2.7 million at December 31, 2024 and 2023, respectively. Amounts are also net of unrecognized purchase discounts of $1.1 million and $2.0 million at December 31, 2024 and 2023, respectively. Amortized cost excludes accrued interest, which totaled $6.8 million and $6.6 million at December 31, 2024 and 2023, respectively, and is included in interest receivable and other assets in the consolidated statements of condition.

Lending Risks

Concentrations of Credit: Virtually all of our loans are from customers located in Northern California. Approximately 89% and 90% of total loans were secured by real estate at December 31, 2024 and 2023, respectively. At December 31, 2024 and 2023, 77% and 75%, respectively, of our total loans were commercial real estate, the majority of which were secured by real estate located in Marin, Sonoma, San Francisco, Alameda, Napa, Sacramento, and Contra Costa counties (California).

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

The following tables present the loan portfolio by loan portfolio class, origination/renewal year and internal risk rating as of December 31, 2024 and 2023. The current year vintage table reflects gross charge-offs by portfolio class and year of origination. Generally, existing term loans that were re-underwritten are reflected in the table in the year of renewal. Lines of credit that have a conversion feature at the time of origination, such as construction to perm loans, are presented by year of origination.

(in thousands)	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
December 31, 2024	2024	2023	2022	2021	2020	Prior		Total
Commercial and industrial:
Pass and Watch	$9,951	$20,282	$7,742	$1,371	$2,650	$27,487	$71,212	$140,695
Special Mention	598	—	—	—	5	221	7,286	8,110
Substandard	—	—	2,793	—	—	—	665	3,458
Total commercial and industrial	$10,549	$20,282	$10,535	$1,371	$2,655	$27,708	$79,163	$152,263
Gross current period charge-offs	$—	$—	$—	$—	$—	$—	$(41)	$(41)
Commercial real estate, owner-occupied:
Pass and Watch	$14,638	$13,386	$43,381	$44,536	$41,160	$130,197	$169	$287,467
Special Mention	—	378	—	18,870	804	9,499	—	29,551
Substandard	—	—	2,110	—	—	2,834	—	4,944
Total commercial real estate, owner-occupied	$14,638	$13,764	$45,491	$63,406	$41,964	$142,530	$169	$321,962
Commercial real estate, non-owner occupied:
Pass and Watch	$119,053	$64,906	$162,804	$196,661	$179,060	$442,574	$9,178	$1,174,236
Special Mention	18,343	—	2,736	2,097	729	39,888	—	63,793
Substandard	—	497	—	2,127	—	32,943	—	35,567
Total commercial real estate, non-owner occupied	$137,396	$65,403	$165,540	$200,885	$179,789	$515,405	$9,178	$1,273,596
Construction:
Pass and Watch	$18,128	$—	$11,380	$—	$—	$—	$—	$29,508
Special Mention	7,462	—	—	—	—	—	—	7,462
Total construction	$25,590	$—	$11,380	$—	$—	$—	$—	$36,970
Home equity:
Pass and Watch	$94	$13	$—	$—	$—	$968	$86,337	$87,412
Substandard	—	—	—	—	—	174	739	913
Total home equity	$94	$13	$—	$—	$—	$1,142	$87,076	$88,325
Other residential:
Pass and Watch	$35,390	$17,267	$19,682	$12,989	$24,378	$33,501	$—	$143,207
Total other residential	$35,390	$17,267	$19,682	$12,989	$24,378	$33,501	$—	$143,207
Installment and other consumer:
Pass and Watch	$17,525	$15,429	$10,841	$7,798	$2,788	$10,901	$1,429	$66,711
Substandard	—	—	—	207	—	15	—	222
Total installment and other consumer	$17,525	$15,429	$10,841	$8,005	$2,788	$10,916	$1,429	$66,933
Gross current period charge-offs	$—	$(14)	$—	$(39)	$—	$(1)	$(4)	$(58)
Total loans:
Pass and Watch	$214,779	$131,283	$255,830	$263,355	$250,036	$645,628	$168,325	$1,929,236
Total Special Mention	$26,403	$378	$2,736	$20,967	$1,538	$49,608	$7,286	$108,916
Total Substandard	$—	$497	$4,903	$2,334	$—	$35,966	$1,404	$45,104
Totals	$241,182	$132,158	$263,469	$286,656	$251,574	$731,202	$177,015	$2,083,256
Total gross current period charge-offs	$—	$(14)	$—	$(39)	$—	$(1)	$(45)	$(99)

(in thousands)	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
December 31, 2023	2023	2022	2021	2020	2019	Prior		Total
Commercial and industrial:
Pass and Watch	$25,615	$9,187	$2,970	$3,718	$15,128	$21,004	$62,486	$140,108
Special Mention	—	—	—	—	334	—	9,300	9,634
Substandard	—	—	—	—	1,311	2,697	—	4,008
Total commercial and industrial	$25,615	$9,187	$2,970	$3,718	$16,773	$23,701	$71,786	$153,750
Commercial real estate, owner-occupied:
Pass and Watch	$13,128	$41,808	$49,887	$37,708	$40,994	$114,018	$56	$297,599
Special Mention	1,431	4,498	15,636	820	286	8,902	—	31,573
Substandard	—	2,231	—	—	—	1,778	—	4,009
Total commercial real estate, owner-occupied	$14,559	$48,537	$65,523	$38,528	$41,280	$124,698	$56	$333,181
Commercial real estate, non-owner occupied:
Pass and Watch	$76,718	$172,028	$196,340	$150,831	$139,860	$368,675	$9,832	$1,114,284
Special Mention	—	2,790	9,498	11,776	15,708	41,602	—	81,374
Substandard	878	272	2,204	—	—	20,373	—	23,727
Total commercial real estate, non-owner occupied	$77,596	$175,090	$208,042	$162,607	$155,568	$430,650	$9,832	$1,219,385
Construction:
Pass and Watch	$13,138	$24,403	$19,521	$29,512	$—	$—	$—	$86,574
Special Mention	12,590	—	—	—	—	—	—	12,590
Total construction	$25,728	$24,403	$19,521	$29,512	$—	$—	$—	$99,164
Home equity:
Pass and Watch	$—	$—	$—	$—	$—	$734	$80,773	$81,507
Substandard	—	—	—	—	—	369	211	580
Total home equity	$—	$—	$—	$—	$—	$1,103	$80,984	$82,087
Other residential:
Pass and Watch	$17,861	$20,114	$13,390	$25,637	$20,935	$20,571	$—	$118,508
Total other residential	$17,861	$20,114	$13,390	$25,637	$20,935	$20,571	$—	$118,508
Installment and other consumer:
Pass and Watch	$22,038	$14,528	$10,632	$4,687	$5,300	$9,399	$1,061	$67,645
Total installment and other consumer	$22,038	$14,528	$10,632	$4,687	$5,300	$9,399	$1,061	$67,645
Total loans:
Pass and Watch	$168,498	$282,068	$292,740	$252,093	$222,217	$534,401	$154,208	$1,906,225
Total Special Mention	$14,021	$7,288	$25,134	$12,596	$16,328	$50,504	$9,300	$135,171
Total Substandard	$878	$2,503	$2,204	$—	$1,311	$25,217	$211	$32,324
Totals	$183,397	$291,859	$320,078	$264,689	$239,856	$610,122	$163,719	$2,073,720

The following table shows the amortized cost of loans by portfolio class, payment aging and non-accrual status as of December 31, 2024 and 2023.

Loan Aging Analysis by Portfolio Class
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, non-owner occupied	Construction	Home equity	Other residential	Installment and other consumer	Total
December 31, 2024
30-59 days past due	$203	$208	$718	$—	$738	$—	$415	$2,282
60-89 days past due	—	559	—	—	186	—	7	752
90 days or more past due [1]	2,793	113	10,742	—	248	—	8	13,904
Total past due	2,996	880	11,460	—	1,172	—	430	16,938
Current	149,267	321,082	1,262,136	36,970	87,153	143,207	66,503	2,066,318
Total loans [1]	$152,263	$321,962	$1,273,596	$36,970	$88,325	$143,207	$66,933	$2,083,256
Non-accrual loans [2]	$2,845	$1,537	$28,525	$—	$752	$—	$222	$33,881
Non-accrual loans with no allowance	$—	$1,537	$497	$—	$752	$—	$207	$2,993
December 31, 2023
30-59 days past due	$2,991	$618	$—	$—	$43	$83	$195	$3,930
60-89 days past due	69	—	2,204	—	—	—	1	2,274
90 days or more past due [1]	1,311	149	—	—	—	—	—	1,460
Total past due	4,371	767	2,204	—	43	83	196	7,664
Current	149,379	332,414	1,217,181	99,164	82,044	118,425	67,449	2,066,056
Total loans [1]	$153,750	$333,181	$1,219,385	$99,164	$82,087	$118,508	$67,645	$2,073,720
Non-accrual loans [2]	$4,008	$434	$3,081	$—	$469	$—	$—	$7,992
Non-accrual loans with no allowance	$1,311	$434	$877	$—	$469	$—	$—	$3,091
1 There were no non-performing loans past due more than ninety days and accruing interest at December 31, 2024 and 2023.
2 None of the non-accrual loans as of December 31, 2024 or 2023 were earning interest on a cash basis. We recognized no interest income on non-accrual loans in 2024, 2023, or 2022. Accrued interest of $530 thousand, $206 thousand, and $48 thousand was reversed from interest income for the loans that were placed on non-accrual status in 2024, 2023, and 2022, respectively.

Collateral Dependent Loans

The following table presents the amortized cost basis of individually analyzed collateral-dependent loans, which were all on non-accrual status, by portfolio class and collateral type as of December 31, 2024 and 2023.

	Amortized Cost by Collateral Type
(in thousands)	Commercial Real Estate	Residential Real Estate	Other	Total[1]	Allowance for Credit Losses
December 31, 2024
Commercial and industrial	$52	$—	$—	$52	$52
Commercial real estate, owner-occupied	1,537	—	—	1,537	—
Commercial real estate, non-owner occupied	28,525	—	—	28,525	7,933
Home equity	—	752	—	752	—
Installment and other consumer	—		222	222	15
Total	$30,114	$752	$222	$31,088	$8,000
December 31, 2023
Commercial and industrial	$1,311	$—	$—	$1,311	$—
Commercial real estate, owner-occupied	434	—	—	434	—
Commercial real estate, non-owner occupied	3,081	—	—	3,081	408
Home equity	—	469	—	469	—
Total	$4,826	$469	$—	$5,295	$408
1There were no collateral-dependent residential real estate mortgage loans in process of foreclosure or in substance repossessed at December 31, 2024 and 2023.
The weighted average loan-to-value of collateral-dependent loans was approximately 115% and 70% at December 31, 2024 and 2023, respectively.

Loan Modifications to Borrowers Experiencing Financial Difficulty
The following table summarizes the amortized cost of loans as of December 31, 2024 and 2023 modified for borrowers experiencing financial difficulty during the years ended December 31, 2024 and 2023, respectively, by portfolio class and type of modification granted.

(in thousands)	Term Extension	Total Modifications	Percent of Portfolio Class Total
December 31, 2024
Home equity	$188	$188	0.2%
Total	$188	$188
December 31, 2023
Commercial owner-occupied	$1,431	$1,431	0.4%
Commercial non-owner occupied	878	878	0.1%
Total	$2,309	$2,309

As of December 31, 2024 and 2023, there were no unfunded loan commitments for loans that were modified during the periods presented.

The following table summarizes the financial effect of loan modifications presented in the table above during the years ended December 31, 2024 and 2023 by portfolio class.

(in thousands)	Weighted-Average Term Extension (in years)
Year ended December 31, 2024
Home equity	6.6
Year ended December 31, 2023
Commercial owner-occupied	2.3
Commercial non-owner occupied	0.5

The loan modifications did not significantly impact the determination of the allowance for credit losses on loans during the years ended December 31, 2024 and 2023.

The Bank closely monitors the performance of the modified loans to understand the effectiveness of its modification efforts. The following table summarizes the amortized cost and payment status of loans as of December 31, 2024 and 2023 that were modified during the years ended December 31, 2024 and 2023, respectively, by portfolio class.

(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Non-Accrual
December 31, 2024
Home equity	$188	$—	$—	$—	$188	$113
Total	$188	$—	$—	$—	$188	$113
December 31, 2023
Commercial owner-occupied	$1,431	$—	$—	$—	$1,431	$—
Commercial non-owner occupied	878	—	—	—	878	878
Total	$2,309	$—	$—	$—	$2,309	$878

There were no loans to borrowers experiencing financial difficulty that were modified within the previous twelve months that had subsequently defaulted (i.e., fully or partially charged-off or became 90 days or more past due).

Allocation of the Allowance for Credit Losses on Loans

The following table presents the details of the allowance for credit losses on loans segregated by loan portfolio class as of December 31, 2024 and 2023.

Allocation of the Allowance for Credit Losses on Loans
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, non-owner occupied	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
December 31, 2024
Modeled expected credit losses	$759	$1,241	$7,632	$41	$620	$1,133	$625	$—	$12,051
Qualitative adjustments	672	1,120	6,528	597	64	8	268	1,255	10,512
Specific allocations	145	—	7,933	—	—	—	15	—	8,093
Total	$1,576	$2,361	$22,093	$638	$684	$1,141	$908	$1,255	$30,656
December 31, 2023
Modeled expected credit losses	$897	$1,270	$7,380	$185	$482	$619	$634	$—	$11,467
Qualitative adjustments	622	1,205	6,327	1,647	70	33	342	2,038	12,284
Specific allocations	193	1	1,226	—	—	1	—	—	1,421
Total	$1,712	$2,476	$14,933	$1,832	$552	$653	$976	$2,038	$25,172

The $5.5 million increase in the allowance for credit losses on loans in 2024 was largely due to the specific allowance increase of $6.7 million. This was mainly due to the increased reserve of $5.2 million for one non-owner occupied commercial real estate loan totaling $16.7 million that, although current, had experienced a deterioration in the collateral value and, therefore, a material increase in the loan-to-value.

Allowance for Credit Losses on Loans Rollforward

The following table discloses activity in the allowance for credit losses for the periods presented.

Allowance for Credit Losses on Loans Rollforward
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, non-owner occupied	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
Year ended December 31, 2024
Beginning balance	$1,712	$2,476	$14,933	$1,832	$552	$653	$976	$2,038	$25,172
(Reversal) provision	(116)	(115)	7,152	(1,194)	132	488	(14)	(783)	5,550
(Charge-offs)	(41)	—	—	—	—	—	(58)	—	(99)
Recoveries	21	—	8	—	—	—	4	—	33
Ending balance	$1,576	$2,361	$22,093	$638	$684	$1,141	$908	$1,255	$30,656
Year ended December 31, 2023
Beginning balance	$1,794	$2,487	$12,676	$1,937	$558	$595	$868	$2,068	22,983
(Reversal) provision	(100)	395	2,257	(130)	(6)	58	131	(30)	2,575
(Charge-offs)	(11)	(406)	—	—	—	—	(24)	—	(441)
Recoveries	29	—	—	25	—	—	1	—	55
Ending balance	$1,712	$2,476	$14,933	$1,832	$552	$653	$976	$2,038	$25,172
Year ended December 31, 2022
Beginning balance	$1,709	$2,776	$12,739	$1,653	$595	$644	$621	$2,286	$23,023
Provision (reversal)	72	(289)	(63)	251	(37)	(49)	270	(218)	(63)
(Charge-offs)	(9)	—	—	—	—	—	(23)	—	(32)
Recoveries	22	—	—	33	—	—	—	—	55
Ending balance	$1,794	$2,487	$12,676	$1,937	$558	$595	$868	$2,068	$22,983

Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $1.351 billion and $1.288 billion at December 31, 2024 and 2023, respectively. In addition, we pledged eligible TIC loans, which totaled $110.0 million and $110.4 million at

December 31, 2024 and 2023, respectively, to secure our borrowing capacity with the Federal Reserve Bank ("FRB"). For additional information, see Note 7, Borrowings.

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

The following table shows changes in net loans to related parties for each of the three years ended December 31, 2024, 2023 and 2022.

(in thousands)	2024	2023	2022
Balance at beginning of year	$5,832	$6,445	$7,942
Additions	1,425	—	1,525
Repayments	(3,125)	(613)	(364)
Reclassified due to a change in borrower status	—	—	(2,658)
Balance at end of year	$4,132	$5,832	$6,445

Undisbursed commitments to related parties totaled $211 thousand and $212 thousand as of December 31, 2024 and 2023, respectively.

Note 4:  Bank Premises and Equipment

A summary of bank premises and equipment follows:

	December 31,
(in thousands)	2024	2023
Leasehold improvements	$16,762	$16,578
Furniture and equipment	10,544	11,336
Buildings	1,261	1,248
Land	1,170	1,170
Finance lease right-of-use assets [1]	616	608
Subtotal	30,353	30,940
Accumulated depreciation and amortization	(23,521)	(23,148)
Bank premises and equipment, net	$6,832	$7,792
[1] See Note 12, Commitments and Contingencies, for more information.

The amount of depreciation and amortization totaled $1.5 million, $2.1 million, and $1.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Note 5:  Bank Owned Life Insurance

We own life insurance policies on the lives of certain current and former officers designated by the Board of Directors to fund our employee benefit programs. Death benefits, including gross amounts under split dollar agreements, were estimated to be $133.5 million as of December 31, 2024. Generally, under split dollar agreements, the benefits to the employees' beneficiaries are limited to each employee's active service period. The investments in BOLI policies are reported at their cash surrender value, net of surrender charges, of $71.0 million and $68.1 million at December 31, 2024 and 2023, respectively. The cash surrender value includes both the original premiums paid for the life insurance policies and the accumulated accretion of policy income since the inception of the policies, net of mortality costs and other fees. Earnings on BOLI totaled $1.7 million, $1.8 million and $1.2 million in 2024, 2023 and 2022, respectively. These earnings included death benefit proceeds in excess of the cash surrender values of the BOLI policies of $313 thousand in 2023 and $86 thousand in 2022. There were no death benefit proceeds in 2024. We regularly monitor the financial information and credit ratings of our insurance carriers to ensure that they are creditworthy and comply with our policy.

Note 6:  Deposits

A stratification of time deposits is presented in the following table:

	December 31,
(in thousands)	2024	2023
Time deposits of less than or equal to $250 thousand	$134,068	$145,697
Time deposits of more than $250 thousand	108,309	105,620
Total time deposits	$242,377	$251,317

Interest on time deposits was $9.3 million, $4.7 million and $323 thousand in 2024, 2023 and 2022, respectively.

Scheduled maturities of time deposits at December 31, 2024 are as follows:

(in thousands)	2025	2026	2027	2028	2029	Thereafter	Total
Scheduled time deposit maturities	$230,203	$6,188	$2,805	$2,319	$862	$—	$242,377

As of December 31, 2024, $288.4 million in securities were pledged as collateral for our local agency deposits.

The aggregate amount of deposit overdrafts that have been reclassified as loan balances was $393 thousand and $320 thousand at December 31, 2024 and 2023, respectively.

The Bank accepts deposits from shareholders, members of the board of directors, and employees in the normal course of business, and the terms are comparable to those with non-affiliated parties. The total deposits from board directors and their businesses, and executive officers were $18.0 million and $23.6 million at December 31, 2024 and 2023, respectively.

Note 7: Borrowings and Other Obligations

Federal Home Loan Bank: The Bank had lines of credit with the FHLB totaling $948.1 million and $1.009 billion as of December 31, 2024 and 2023, respectively, based on the eligible collateral of certain loans and investment securities.

Federal Funds Lines of Credit: The Bank had unsecured lines of credit with correspondent banks for overnight borrowings totaling $125.0 million and $135.0 million as of December 31, 2024 and 2023, respectively.  In general, interest rates on these lines approximate the federal funds target rate.

Federal Reserve Bank: The Bank had a line of credit through the Discount Window at the Federal Reserve Bank of San Francisco ("FRBSF") totaling $358.0 million as of December 31, 2024, secured by investment securities and residential loans. As of December 31, 2023, the Bank had a line of credit through the Discount Window totaling $64.0 million, secured by residential loans, and a $270.2 million line under the Federal Reserve's temporary Bank Term Funding Program ("BTFP") based on the par values of pledged investment securities. When the BTFP program ended on March 11, 2024, the investment securities were reallocated to our borrowing facility through the Discount Window.

Other Obligations: Finance lease liabilities totaling $154 thousand and $298 thousand at December 31, 2024 and 2023, respectively, are included in borrowings and other obligations in the Consolidated Statements of Condition. Refer to Note 12, Commitments and Contingencies, for additional information.

The carrying values, average balances and average rates on borrowings and other obligations as of and for the years ended December 31, 2024, 2023 and 2022 are summarized in the following table.

	2024			2023			2022
(dollars in thousands)	Carrying Value	Average Balance	Average Rate	Carrying Value	Average Balance	Average Rate	Carrying Value	Average Balance	Average Rate
FHLB short-term borrowings	$—	$119	5.52%	$—	$164,299	5.10%	$112,000	$1,921	4.48%
FHLB fixed-rate advances	—	—	—%	—	—	—%	—	—	—%
Federal funds lines of credit	—	—	—%	—	—	—%	—	—	—%
FRBSF advances - Discount Window	—	2,680	5.42%	—	—	—%	—	—	—%
FRBSF short-term borrowings under the BTFP	—	1,607	5.00%	26,000	56,959	5.30%	—	—	—%
Other obligations (finance leases)	154	222	2.23%	298	$364	1.88%	439	374	0.65%
Total borrowings and other obligations	$154	$4,628	5.13%	$26,298	$221,623	5.15%	$112,439	$2,295	3.90%

Note 8:  Stockholders' Equity and Stock Plans

Share-Based Awards

The 2020 Director Stock Plan (the "Plan") provides for the payment of director fees in common shares of Bancorp's common stock not to exceed 250,000 shares and a way for directors to purchase shares at fair market value. During 2024, 2023 and 2022 we issued 27,287, 18,362 and 10,145 shares of common stock, respectively, for director payments. As of December 31, 2024, 182,355 shares were available for future director fees and purchases.

The 2017 Employee Stock Purchase Plan ("ESPP") gives our employees an opportunity to purchase Bancorp's common shares through payroll deductions of between one and fifteen percent of their pay. Shares are purchased quarterly at a five percent discount from the closing market price on the last day of the quarter. As of December 31, 2024, 370,739 shares were available for future purchases under the ESPP.

Under the 2017 Equity Plan, the Compensation Committee of the Board of Directors has the discretion to determine, among other things, which employees, advisors and non-employee directors will receive share-based awards, the number and timing of awards, the vesting schedule for each award, and the type of award to be granted. As of December 31, 2024, there were 742,785 shares available for future grants to employees, advisors and non-employee directors. Options are issued at an exercise price equal to the fair value of the stock at the date of grant. Options granted to officers and employees generally vest by one-third on each anniversary of the grant for three years and expire ten years from the grant date. Options granted to non-employee directors vest immediately and expire ten years from the grant date. Stock options and restricted stock may be net settled in a cashless exercise by a reduction in the number of shares otherwise deliverable upon exercise or vesting in satisfaction of the exercise payment and/or applicable tax withholding requirements. Shares withheld under net settlement arrangements are available for future grants. The table below depicts the total number of shares, amount, and weighted average price withheld for cashless exercises in each of the respective years.

	December 31, 2024	December 31, 2023	December 31, 2022
Number of shares withheld	3,798	3,132	11,505
Total amount withheld (in thousands)	$64	$86	$393
Weighted-average price	$16.89	$27.57	$34.13

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

A summary of stock option activity for the years ended December 31, 2024, 2023, and 2022 is presented in the following table. The intrinsic value of options outstanding and exercisable is calculated as the number of in-the-money options times the difference between the market price of our stock and the exercise prices of the in-the-money options as of each year-end period presented.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at December 31, 2021	365,381	$31.97	$2,326		5.57
Granted	39,094	34.16		8.49
Cancelled, expired or forfeited	(23,760)	37.48
Exercised	(51,010)	23.01	617
Options outstanding at December 31, 2022	329,705	33.22	813		5.59
Exercisable (vested) at December 31, 2022	287,228	32.81	813		5.15
Options outstanding at December 31, 2022	329,705	33.22	813		5.59
Granted	10,040	32.54		8.49
Cancelled, expired or forfeited	(23,804)	35.06
Exercised	(12,164)	20.25	88
Options outstanding at December 31, 2023	303,777	33.22	1		4.86
Exercisable (vested) at December 31, 2023	283,578	33.46	1		4.65
Options outstanding at December 31, 2023	303,777	33.22	1		4.86
Cancelled, expired or forfeited	(25,594)	29.81
Options outstanding at December 31, 2024	278,183	33.92	2		3.93
Exercisable (vested) at December 31, 2024	273,242	33.92	2		3.87

A summary of the options outstanding and exercisable by price range as of December 31, 2024 is presented in the following table:

	Stock Options Outstanding as of December 31, 2024			Stock Options Exercisable as of December 31, 2024
Range of Exercise Prices	Stock Options Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Stock Options Exercisable	Weighted Average Exercise Price
$10.00 - $20.00	402	2.1	$19.96	402	$19.96
$20.01 - $30.00	60,840	0.8	24.98	60,840	24.98
$30.01 - $40.00	159,433	4.9	34.41	154,492	34.42
$40.01 - $50.00	57,508	4.6	42.12	57,508	42.12
	278,183			273,242

The following table summarizes non-vested restricted stock awards and changes during the years ended December 31, 2024, 2023, and 2022.

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested awards at December 31, 2021	61,830	$40.25
Granted	46,672	34.03
Vested	(12,444)	41.49
Cancelled or forfeited	(13,692)	41.8
Non-vested awards at December 31, 2022	82,366	36.28
Granted	61,978	27.10
Vested	(15,768)	36.24
Cancelled or forfeited	(21,024)	36.86
Non-vested awards at December 31, 2023	107,552	30.88
Granted	106,964	16.61
Vested	(20,832)	31.76
Cancelled or forfeited	(42,396)	26.97
Non-vested awards at December 31, 2024	151,288	21.77

We determine the fair value of stock options at the grant date using the Black-Scholes pricing model that takes into account the stock price at the grant date, exercise price, and the following assumptions (weighted-average shown). There were no options granted in the year 2024.

	Years ended December 31,
	2024	2023	2022
Risk-free interest rate	N/A	3.94%	1.86%
Expected dividend yield on common stock	N/A	3.07%	2.85%
Expected life in years	N/A	5.0	6.0
Expected price volatility	N/A	34.68%	33.44%

The fair value of stock options as of the grant date is recorded as stock-based compensation expense in the consolidated statements of comprehensive income (loss) over the requisite service period, which is generally the vesting period, with a corresponding increase in common stock. Stock-based compensation also includes compensation expense related to the issuance of restricted stock awards. The grant-date fair value of the restricted stock awards, which equals the grant date price, is recorded as compensation expense over the requisite service period with a corresponding increase in common stock as the shares vest. Stock options and restricted stock awards issued include a retirement eligibility clause whereby the requisite service period is satisfied at the retirement eligibility date. For those awards, we accelerate the recording of stock-based compensation when the award holder is eligible to retire. However, retirement eligibility does not affect the vesting of restricted stock or the exercisability of the stock options, which are based on the scheduled vesting period. Total compensation expense for stock options and restricted stock awards was $622 thousand, $522 thousand, and $962 thousand during 2024, 2023, and 2022, respectively, and the total recognized deferred tax benefits related thereto were $206 thousand, $146 thousand, and $257 thousand, respectively.

As of December 31, 2024, there was $800 thousand of total unrecognized compensation expense related to non-vested stock options and restricted stock awards, which is expected to be recognized over a weighted-average period of approximately 2.2 years. The total grant-date fair value of stock options vested during the years ended December 31, 2024, 2023, and 2022 was $100 thousand, $255 thousand, and $356 thousand, respectively. The total grant-date fair value of restricted stock awards vested during the years ended December 31, 2024, 2023, and 2022 was $355 thousand, $428 thousand, and $431 thousand, respectively.

We record excess tax benefits (deficiencies) resulting from the exercise of non-qualified stock options, the disqualifying disposition of incentive stock options and vesting of restricted stock awards as income tax benefits (expense) in the consolidated statements of comprehensive income (loss), with a corresponding decrease (increase) to current taxes payable. In 2023 and 2022 we recognized $2 thousand and $3 thousand, respectively, in excess tax benefits recorded as a reduction to income tax expense related to these types of transactions while in 2024 we recognized none. The tax benefits realized from disqualifying dispositions of incentive stock options were recognized in tax expense to the extent of the book compensation cost recorded.

Dividends

Presented below is a summary of cash dividends paid in the years ended December 31, 2024, 2023, and 2022 to common shareholders, recorded as a reduction from retained earnings. On January 23, 2025, the Board of Directors declared a $0.25 per share cash dividend, paid on February 13, 2025 to the shareholders of record at the close of business on February 6, 2025.

	Years ended December 31,
(in thousands except per share data)	2024	2023	2022
Cash dividends to common stockholders	$16,197	$16,106	$15,673
Cash dividends per common share	$1.00	$1.00	$0.98

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

Under the California Corporations Code, payment of dividends by Bancorp to its shareholders is restricted to the amount of retained earnings immediately prior to the distribution or the amount of assets that exceeds the total liabilities immediately after the distribution. As of December 31, 2024, Bancorp's retained earnings and total assets that exceeded total liabilities were $250.0 million and $435.4 million, respectively.

Under the California Financial Code, payment of dividends by the Bank to Bancorp generally is restricted to the lesser of retained earnings or the amount of undistributed net profits of the Bank from the three most recent fiscal years. Under this restriction, approximately $717 thousand of the Bank's retained earnings balance was available for payment of dividends to Bancorp as of December 31, 2024. Dividends in excess of that amount may be paid with prior approval of the DFPI. Bancorp held $10.3 million in cash as of December 31, 2024.

Share Repurchase Program

In 2022, Bancorp repurchased 23,275 shares totaling $877 thousand in the share repurchase plan approved by the Bancorp's Board of Directors on July 16, 2021, amended October 22, 2021.

On July 21, 2023, the Board of Directors approved the adoption of Bancorp's new share repurchase program, which replaced the existing program that expired on July 31, 2023, for up to $25.0 million and expiring on July 31, 2025. Under this new program, Bancorp repurchased 220,000 shares totaling $4.3 million at an average price of $19.21 per share in the year ended December 31, 2024, and made no repurchases under this program in the year ended December 31, 2023. Bancorp will continue to assess opportunities to utilize the program.

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

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measurement Categories: Changes in Fair Value Recorded In1
December 31, 2024
Securities available for sale:
Commercial mortgage-back securities, mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$279,838	$—	$279,838	$—	OCI
SBA-backed securities	$308	$—	$308	$—	OCI
Debentures of government sponsored agencies	$7,210	$—	$7,210	$—	OCI
U.S. Treasury securities	$10,815	$10,815	$—	$—	OCI
Obligations of state and political subdivisions	$83,714	$—	$83,714	$—	OCI
Corporate bonds	$5,649	$—	$5,649	$—	OCI
Derivative financial assets (interest rate contracts)	$333	$—	$333	$—	NI
December 31, 2023
Securities available for sale:
Commercial mortgage-back securities, mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$352,472	$—	$352,472	$—	OCI
SBA-backed securities	$19,471	$—	$19,471	$—	OCI
Debentures of government sponsored agencies	$66,862	$—	$66,862	$—	OCI
U.S. Treasury securities	$10,623	$10,623	$—	$—	OCI
Obligations of state and political subdivisions	$91,882	$—	$91,882	$—	OCI
Corporate bonds	$10,718	$—	$10,718	$—	OCI
Derivative financial assets (interest rate contracts)	$287	$—	$287	$—	NI
Derivative financial liabilities (interest rate contracts)	$1,361	$—	$1,361	$—	NI
 1Other comprehensive income (loss) ("OCI") or net income ("NI").
Available-for-sale securities are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of available-for-sale securities. Level 1 securities include U.S. Treasury securities. If quoted market prices are not available, we obtain pricing information from a reputable third-

party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity and credit spreads (Level 2).   Level 2 securities include asset-backed securities, obligations of state and political subdivisions, U.S. agencies or government-sponsored agencies' debt securities, mortgage-backed securities, government agency-issued securities, and corporate bonds. As of December 31, 2024 and 2023, there were no Level 3 securities.

Held-to-maturity securities may be subject to an allowance for credit losses as a result of our evaluation of expected losses due to credit quality factors. We did not record any credit loss expense on held-to-maturity securities during 2024 or 2023. Fair value of held-to-maturity securities is determined using the same techniques discussed above for available-for-sale securities.

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

OREO is classified as Level 3 and represents collateral acquired through foreclosure and is initially recorded at fair value as established by a current appraisal of the collateral. Subsequent to foreclosure, OREO is carried at the lower of cost or fair value, less estimated costs to sell. On July 12, 2023, the Bank completed the sale of its only OREO property for the periods presented.

(in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of December 31, 2024 and 2023, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in this note). The carrying amounts in the following table are recorded in the consolidated statements of condition under the indicated captions. Further, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements such as bank-owned life insurance policies ("BOLI"), lease obligations and non-maturity deposit liabilities. Additionally, we held shares of Federal Home Loan Bank ("FHLB") of San Francisco stock at cost as of December 31, 2024 and 2023, and Visa Inc. Class B common stock with no carrying value as of December 31, 2023, which was sold entirely in July of 2023. There were no impairments or changes resulting from observable price changes in orderly transactions for the identical or similar investments of the same issuer as of December 31, 2024 and 2023. See further discussion on values within Note 2, Investment Securities, above.

	December 31, 2024			December 31, 2023
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets (recorded at amortized cost)
Cash and cash equivalents	$137,304	$137,304	Level 1	$30,453	$30,453	Level 1
Investment securities held-to-maturity	879,199	763,535	Level 2	925,198	814,830	Level 2
Loans, net of allowance for credit losses	2,052,600	1,965,429	Level 3	2,048,548	1,939,702	Level 3
Interest receivable	11,934	11,934	Level 2	12,752	12,752	Level 2
Financial liabilities (recorded at amortized cost)
Time deposits	242,377	243,773	Level 2	251,317	252,824	Level 2
FRBSF short-term borrowings under the BTFP	—	—	Level 2	26,000	25,998	Level 2
Interest payable	3,019	3,019	Level 2	2,752	2,752	Level 2
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
The value of off-balance-sheet financial instruments is estimated based on the fee income associated with the commitments, which, in the absence of credit exposure, is considered to approximate their settlement value. The fair value of commitment fees was not material as of December 31, 2024 and 2023.

Note 10: Benefit Plans

Deferred Compensation Plans

We established the Bank of Marin Executive Deferred Compensation Plan, which allows certain key management personnel designated by the Board of Directors of the Bank to defer up to 80% of their salary and 100% of their annual bonus. In addition, we assumed deferred compensation plans for certain members of management and non-employee directors as part of an acquisition in 2021. In 2021, we established a similar Deferred Director Fee Plan, which allows members of the Board of Directors to defer the cash portion of their director compensation. Amounts deferred earn interest equal to the prime rate, as published in the Wall Street Journal, on the first business day of each year, which was 8.5% on January 1, 2024, and 7.5% on January 1, 2023. Benefit payments will generally commence upon separation from service at or after normal retirement age, as elected by the participant.

Our deferred compensation obligations under these plans totaled $6.0 million and $6.6 million at December 31, 2024 and 2023, respectively, and are included in interest payable and other liabilities.

401(k) Defined Contribution Plan

Our 401(k) Defined Contribution Plan (“401(k) Plan”) is available to all regular employees at least eighteen years of age who complete ninety days of service, and participate in the plan beginning on the first day of the calendar quarter that immediately follows the date the participant meets the age and service requirements. Under the 401(k) Plan, employees can defer between 1% and 50% of their eligible compensation, up to the maximum amount allowed by the Internal Revenue Code. The Bank provides an employer-match of 70% of each participant's contribution, with a maximum of $5 thousand per participant per year. Employer matching contributions to the 401(k) Plan vest at a rate of 20% per year over five years. Employer contributions totaled $875 thousand, $871 thousand and $949 thousand for the years ended December 31, 2024, 2023 and 2022, respectively, and are recorded in salaries and employee benefits expense.

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

Bancorp issued shares of common stock and contributed them to the ESOP totaling $1.1 million in 2024, $1.3 million in 2023 and $1.2 million in 2022, based on the quoted market price on the date of contribution. Cash dividends paid on Bancorp stock held by the ESOP are used to purchase additional shares in the open market. All shares of Bancorp stock held by the ESOP are included in the calculations of basic and diluted earnings per share. The Company's contributions to the ESOP are included in salaries and benefits expense.

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

At December 31, 2024 and 2023, respectively, our total liability under the SERPs was $4.6 million and $4.5 million recorded in interest payable and other liabilities.

Note 11: Income Taxes

The current and deferred components of the income tax provision for each of the three years ended December 31 are as follows:

(in thousands)	2024	2023	2022
Current tax(benefit) provision
Federal	$(214)	$3,234	$10,670
State	(60)	2,823	6,687
Total current tax (benefit) provision	(274)	6,057	17,357
Deferred tax (benefit) provision
Federal	(3,520)	319	(441)
State	(1,632)	(235)	7
Total deferred tax (benefit) provision	(5,152)	84	(434)
Total income tax (benefit) provision	$(5,426)	$6,141	$16,923

The following table shows the tax effect of our cumulative temporary differences as of December 31:

(in thousands)	2024	2023
Deferred tax assets:
Net unrealized losses on securities available-for-sale	$12,624	$22,241
Allowance for credit losses on loans and unfunded loan commitments	9,327	7,775
Operating and finance lease liabilities	6,404	6,860
Deferred compensation and salary continuation plans	3,137	3,289
Net operating loss carryforwards	4,353	1,136
Accrued but unpaid expenses	1,644	1,709
Stock-based compensation	643	632
Interest received on non-accrual loans	639	44
Fair value adjustment on acquired loans	396	695
Depreciation and disposals on premises and equipment	81	179
State franchise tax	—	593
Other	269	30
Total gross deferred tax assets	39,517	45,183
Deferred tax liabilities:
Operating and finance lease right-of-use assets	(5,669)	(6,092)
Deferred loan origination costs and fees	(1,685)	(1,435)
Core deposit intangible assets	(825)	(1,113)
Purchase accounting adjustments	(488)	(1,248)
Other	(245)	(226)
Total gross deferred tax liabilities	(8,912)	(10,114)
Net deferred tax assets	$30,605	$35,069

As of December 31, 2024, the Bank had net operating loss carryforwards ("NOLs") for federal income tax purposes of $12.5 million. This NOL is carried forward indefinitely but is limited to 80% of taxable income. In addition, as of December 31, 2024, the Bank had California net operating loss carryforwards of $20.3 million. If not fully utilized, the California NOLs will begin to expire in 2032. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are expected to be deductible, management believes it is more likely than not that we will realize the benefit of the remaining deferred tax assets. Accordingly, no valuation allowance has been established as of December 31, 2024 or 2023.

The effective tax rate for 2024, 2023 and 2022 differs from the current federal statutory income tax rate as follows:

	2024	2023	2022
Federal statutory income tax rate	21.0%	21.0%	21.0%
Increase (decrease) due to:
California franchise tax, net of federal tax benefit	9.7%	7.9%	8.3%
Tax exempt interest on municipal securities and loans	4.9%	(3.1)%	(1.9)%
Tax exempt earnings on bank owned life insurance	2.6%	(1.5)%	(0.4)%
Non-deductible acquisition related expenses	—%	—%	—%
Non-deductible executive compensation	—%	—%	—%
Other	1.0%	(0.7)%	(0.4)%
Effective Tax Rate	39.2%	23.6%	26.6%

Bancorp and the Bank have entered into a tax allocation agreement, which provides that income taxes shall be allocated between the parties on a separate entity basis. The intent of this agreement is that each member of the consolidated group will incur no greater tax liability than it would have incurred on a stand-alone basis.

We file a consolidated return in the U.S. federal tax jurisdiction and a combined return in the State of California tax jurisdiction. There were no ongoing federal or state income tax examinations at the time of the issuance of this report. We are no longer subject to examinations by tax authorities for years before 2021 for federal income tax and before 2020 for California. At December 31, 2024 and 2023, there were no unrecognized tax benefits, and neither the Bank nor Bancorp had accruals for interest and penalties related to unrecognized tax benefits.

Note 12:  Commitments and Contingencies

Leases

We lease premises under long-term non-cancelable operating leases with remaining terms of approximately 6 months to 17 years, 5 months, most of which include escalation clauses and one or more options to extend the lease term, and some of which contain lease termination clauses. Lease terms may include certain renewal options that were considered reasonably certain to be exercised.

We lease certain equipment under finance leases with initial terms of three years to five years. The equipment finance leases do not contain renewal options, bargain purchase options, or residual value guarantees.

The following table shows the balances of operating and finance lease right-of-use assets and lease liabilities as of December 31, 2024 and 2023.

(in thousands)	December 31, 2024	December 31, 2023
Operating leases:
Operating lease right-of-use assets	$19,025	$20,316
Operating lease liabilities	21,509	22,906
Finance leases:
Finance lease right-of-use assets	616	608
Accumulated amortization	(467)	(319)
Finance lease right-of-use assets, net[1]	$149	$289
Finance lease liabilities[2]	$154	$298
[1] Included in premises and equipment in the consolidated statements of condition.
[2] Included in borrowings and other obligations in the consolidated statements of condition.

The following table shows supplemental disclosures of noncash investing and financing activities for the years ended December 31, 2024, 2023 and 2022.

(in thousands)	2024	2023	2022
Right-of-use assets obtained in exchange for operating lease liabilities	$3,034	$437	$6,116
Right-of-use assets obtained in exchange for finance lease liabilities	$8	$7	$151

The following table shows components of operating and finance lease cost for the years ended December 31, 2024, 2023 and 2022.

(in thousands)	2024	2023	2022
Operating lease cost[1]	$4,911	$5,493	$5,356
Variable lease cost	—	—	—
Total operating lease cost	$4,911	$5,493	$5,356
Finance lease cost:
Amortization of right-of-use assets[2]	$148	$147	$127
Interest on finance lease liabilities[3]	5	7	3
Total finance lease cost	$153	$154	$130
Total lease cost	$5,064	$5,647	$5,486
[1] Included in occupancy and equipment expense in the consolidated statements of comprehensive income (loss).
[2] Included in depreciation and amortization in the consolidated statements of comprehensive income (loss).
[3] Included in interest on borrowings and other obligations in the consolidated statements of comprehensive income (loss).

The following table shows the future minimum lease payments, weighted average remaining lease terms, and weighted average discount rates under operating and finance lease arrangements as of December 31, 2024. The discount rates used to calculate the present value of lease liabilities were based on the collateralized FHLB borrowing rates that were commensurate with lease terms and minimum payments on the lease commencement date.

(in thousands)	December 31, 2024
Year	Operating Leases	Finance Leases
2025	$4,728	$110
2026	3,626	40
2027	3,332	7
2028	2,910	1
2029	2,251	—
Thereafter	7,606	—
Total minimum lease payments	24,453	158
Amounts representing interest (present value discount)	(2,944)	(4)
Present value of net minimum lease payments (lease liability)	$21,509	$154

Weighted average remaining term (in years)	7.6	1.5
Weighted average discount rate	2.85%	2.70%

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
Concentrations of credit risk with respect to investment securities primarily related to the U.S. government and GSEs, which accounted for $1.075 billion, or 85% of our total investment portfolio at December 31, 2024 and $1.272 billion, or 86% at December 31, 2023. The decrease was mainly due to the sale of $282.6 million and $72.7 million in paydowns of this security type in 2024. The largest security not issued by the U.S. government or a GSE accounted for approximately 1% of our total investment portfolio at both December 31, 2024 and 2023.
We also manage our credit exposure related to our loan portfolio to avoid the risk of undue concentration of credits in a particular industry or geographic location by reducing significant exposure to highly leveraged transactions or to any individual customer or counterparty, and by obtaining collateral, as appropriate. With the heightened market concern about non-owner-occupied commercial real estate, and in particular the office sector, we continue to maintain diversity among property types and within our geographic footprint. In particular, our office commercial real estate portfolio in the City of San Francisco represented 3% of our total loan portfolio and 5% of our total non-owner-occupied commercial real estate portfolio as of December 31, 2024.
No single borrower relationship accounted for more than 3.0% of outstanding loan balances at December 31, 2024 and 2023, respectively. The largest loan concentration is real estate, which accounted for 89% and 90% of our loan portfolio at December 31, 2024 and 2023, respectively.

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

On July 7, 2023, the Bank entered into various interest rate swap agreements with notional values totaling $101.8 million split evenly between terms of 2.5 and 3.0 years to hedge balance sheet interest rate sensitivity and protect certain of our fixed rate available-for-sale securities against changes in fair value related to changes in the benchmark interest rate. The interest rate swaps involve the receipt of floating rate interest from a counterparty in exchange for us making fixed-rate interest payments over the lives of the agreements, without the exchange of the underlying notional values. The transactions were designated as partial term fair value hedges and structured such that the changes in the fair value of the interest rate swaps are expected to be perfectly effective in offsetting the changes in the fair value of the hedged items attributable to changes in the SOFR OIS swap rate, the designated benchmark interest rate. Because the hedges met the criteria for using the shortcut method, there is no need to periodically reassess effectiveness during the term of the hedges. For fair value designated hedges, the gains or losses on the hedging instruments as well as the offsetting gains or losses on the hedged items, are recognized in current earnings as their fair values change. On November 4, 2024, the Bank terminated these contracts resulting in an adjustment to book value that will be amortized over the life of the hedged securities.

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

Information on our derivatives follows:

	Asset derivatives		Liability derivatives
(in thousands)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Available-for-sale securities:
Interest rate swaps - notional amount	$—	$—	$—	$101,770
Interest rate swaps - fair value[1]	$—	$—	$—	$1,359
Loans receivable:
Interest rate contracts - notional amount	$7,654	$6,441	$—	$2,157
Interest rate contracts - fair value[1]	$333	$287	$—	$2
1 Refer to Note 9, Fair Value of Assets and Liabilities, for valuation methodology.

The following table presents the carrying amount and associated cumulative basis adjustment related to the application of fair value hedge accounting that is included in the carrying amount of hedged assets as of December 31, 2024 and 2023.

	Carrying Amounts of Hedged Assets		Cumulative Amounts of Fair Value Hedging Adjustments Included in the Carrying Amounts of the Hedged Assets
(in thousands)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Available-for-sale securities [1]	$—	$107,181	$—	$(1,359)
Loans receivable [2]	$7,215	$8,183	$(398)	$(367)
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

The following table presents the pretax net gains (losses) recognized in interest income related to our fair value hedges for the years presented.

	Years ended December 31,
(in thousands)	2024	2023	2022
Interest on investment securities [1]
Increase (decrease) in fair value of interest rate swaps hedging available-for-sale securities	$1,359	$(1,359)	$—
Hedged interest earned (paid)	646	367	—
Decrease (increase) in carrying value included in the hedged available-for-sale securities	(1,359)	1,359	—
Net gain recognized in interest income on investment securities	$646	$367	$—
Interest and fees on loans [1]
Increase (decrease) increase in fair value of interest rate swaps hedging loans receivable	$47	$(317)	$1,687
Hedged interest earned (paid)	201	268	(143)
Decrease (increase) in carrying value included in the hedged loans	(30)	359	(1,666)
Decrease in value of yield maintenance agreement	(8)	(9)	(10)
Net gain (loss) recognized in interest income on loans	$210	$301	$(132)
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

Offsetting of Financial Assets and Derivative Assets
		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the Statements of Condition
	Gross Amounts	Offset in the	of Assets Presented
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Assets [1]	Condition	of Condition [1]	Instruments	Received	Net Amount
December 31, 2024
Counterparty	$333	$—	$333	$—	$—	$333
Total	$333	$—	$333	$—	$—	$333
December 31, 2023
Counterparty	$287	$—	$287	$—	$—	$287
Total	$287	$—	$287	$—	$—	$287

Offsetting of Financial Liabilities and Derivative Liabilities
	Gross Amounts of Recognized Liabilities [1]	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statements of Condition [1]	Gross Amounts Not Offset in the Statements of Condition

				Financial Instruments	Cash Collateral Pledged
(in thousands)						Net Amount
December 31, 2024
Counterparty	$—	$—	$—	$—	—	$—
Total	$—	$—	$—	$—	$—	$—
December 31, 2023
Counterparty	$1,361	$—	$1,361	$(287)	(330)	$744
Total	$1,361	$—	$1,361	$(287)	$(330)	$744
1 Amounts exclude accrued interest on swaps.

Note 15: Regulatory Matters

We are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet the minimum capital requirements as set forth in the following tables can trigger certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on our consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and the Bank’s prompt corrective action classification are also subject to qualitative judgments by the regulators about components of capital, risk weightings and other factors.

Management reviews capital ratios on a regular basis and produces a five-year capital plan semi-annually to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet our anticipated future needs.  Stress tests are performed on capital ratios and include scenarios such as additional unrealized losses on the investment portfolio, additional deposit growth, loan credit quality deterioration, and potential share repurchases. For all periods presented, the Bank’s ratios exceed the regulatory definition of “well-capitalized” under the regulatory framework for prompt corrective action and Bancorp’s ratios exceed the required minimum ratios to be considered a well-capitalized bank holding company. In addition, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action as of December 31, 2024. There are no conditions or events since that notification that management believes have changed the Bank’s categories and we expect the Bank to remain well capitalized for prompt corrective action purposes.

The Bancorp’s and Bank's capital adequacy ratios as of December 31, 2024 and 2023 are presented in the following tables.

Bancorp Capital Ratios (dollars in thousands)	Actual		Adequately Capitalized Threshold [1]		Threshold to be a Well Capitalized Bank Holding Company
December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$420,606	16.54%	$266,991	10.50%	$254,277	10.00%
Tier 1 Capital (to risk-weighted assets)	$389,448	15.32%	$216,136	8.50%	$203,422	8.00%
Tier 1 Leverage Capital (to average assets)	$389,448	10.46%	$148,899	4.00%	$186,123	5.00%
Common Equity Tier 1 (to risk-weighted assets)	$389,448	15.32%	$177,994	7.00%	$165,280	6.50%
December 31, 2023
Total Capital (to risk-weighted assets)	$440,842	16.89%	$274,002	10.50%	$260,954	10.00%
Tier 1 Capital (to risk-weighted assets)	$415,224	15.91%	$221,811	8.50%	$208,763	8.00%
Tier 1 Leverage Capital (to average assets)	$415,224	10.46%	$158,771	4.00%	$198,464	5.00%
Common Equity Tier 1 (to risk-weighted assets)	$415,224	15.91%	$182,668	7.00%	$169,620	6.50%

Bank Capital Ratios (dollars in thousands)	Actual		Adequately Capitalized Threshold [1]		Threshold to be Well Capitalized under Prompt Corrective Action Provisions
December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$410,186	16.13%	$266,955	10.50%	$254,243	10.00%
Tier 1 Capital (to risk-weighted assets)	$379,028	14.91%	$216,107	8.50%	$203,395	8.00%
Tier 1 Leverage Capital (to average assets)	$379,028	10.18%	$148,887	4.00%	$186,108	5.00%
Common Equity Tier 1 (to risk-weighted assets)	$379,028	14.91%	$177,970	7.00%	$165,258	6.50%
December 31, 2023
Total Capital (to risk-weighted assets)	$433,598	16.62%	$273,986	10.50%	$260,939	10.00%
Tier 1 Capital (to risk-weighted assets)	$407,981	15.64%	$221,798	8.50%	$208,751	8.00%
Tier 1 Leverage Capital (to average assets)	$407,981	10.28%	$158,767	4.00%	$198,459	5.00%
Common Equity Tier 1 (to risk-weighted assets)	$407,981	15.64%	$182,657	7.00%	$169,610	6.50%
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

The contractual amount of unfunded loan commitments and standby letters of credit not reflected in the consolidated statements of condition are as follows:

(in thousands)	December 31, 2024	December 31, 2023
Commercial lines of credit	$233,462	$259,989
Revolving home equity lines	208,372	218,935
Undisbursed construction loans	8,294	13,943
Personal and other lines of credit	7,781	9,136
Standby letters of credit	2,777	3,147
Total unfunded loan commitments and standby letters of credit	$460,686	$505,150

As of December 31, 2024, approximately 38% of the commitments expire in 2025, 52% expire between 2026 and 2032 and 10% expire thereafter.

We record an allowance for credit losses on unfunded loan commitments at the balance sheet date based on estimates of the probability that these commitments will be drawn upon according to historical utilization experience of the different types of commitments and expected loss rates determined for pooled funded loans. The allowance for credit losses on unfunded commitments totaled $894 thousand and $1.1 million as of December 31, 2024 and 2023, respectively, which is included in interest payable and other liabilities in the consolidated statements of condition.

We recorded reversals of the provision for credit losses on unfunded commitments totaling $233 thousand, $342 thousand and $318 thousand in 2024, 2023, and 2022, respectively. The reversals in 2024, 2023, and 2022 were due primarily to decreases in total unfunded loan commitments.

Note 17:  Condensed Bank of Marin Bancorp Parent Only Financial Statements

Presented below is financial information for Bank of Marin Bancorp, parent holding company only.

CONDENSED UNCONSOLIDATED STATEMENTS OF CONDITION
December 31, 2024 and 2023
(in thousands)	2024	2023
Assets
Cash and due from Bank of Marin	$10,329	$7,189
Investment in bank subsidiary	424,987	431,819
Other assets	232	156
Total assets	$435,548	$439,164

Liabilities and Stockholders' Equity
Accrued expenses payable	$141	$102
Total liabilities	141	102
Stockholders' equity	435,407	439,062
Total liabilities and stockholders' equity	$435,548	$439,164

CONDENSED UNCONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2024, 2023 and 2022
(in thousands)	2024	2023	2022
Income
Dividends from bank subsidiary	$25,000	$20,000	$16,200
Total income	25,000	20,000	16,200
Expense
Non-interest expense	1,814	1,705	1,793
Total expense	1,814	1,705	1,793
Income before income taxes and equity in undistributed net income of subsidiary	23,186	18,295	14,407
Income tax benefit	434	504	530
Income before equity in undistributed net income of subsidiary	23,620	18,799	14,937
(Loss) earnings of bank subsidiary greater (less) than dividends received from bank subsidiary	(32,029)	1,096	31,649
Net (loss) income	$(8,409)	$19,895	$46,586

CONDENSED UNCONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2024, 2023 and 2022
(in thousands)	2024	2023	2022
Cash Flows from Operating Activities:
Net income	$(8,409)	$19,895	$46,586
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Earnings of bank subsidiary (greater) less than dividends received from bank subsidiary	32,029	(1,096)	(31,649)
Noncash director compensation expense	71	60	36
Net changes in:
Other assets	(76)	99	(12)
Other liabilities	39	(86)	(129)
Net cash provided by operating activities	23,654	18,872	14,832
Cash Flows from Investing Activities:
Capital contribution to bank subsidiary	(38)	(276)	(899)
Net cash used in investing activities	(38)	(276)	(899)
Cash Flows from Financing Activities:
Restricted stock surrendered for tax withholdings upon vesting	(64)	(70)	(40)
Cash dividends paid on common stock	(16,197)	(16,106)	(15,673)
Stock repurchased, including commissions and excise tax	(4,253)	—	(1,250)
Proceeds from stock options exercised and stock issued under employee and director stock purchase plans	38	276	899
Net cash used in financing activities	(20,476)	(15,900)	(16,064)
Net increase (decrease) in cash and cash equivalents	3,140	2,696	(2,131)
Cash and cash equivalents at beginning of year	7,189	4,493	6,624
Cash and cash equivalents at end of year	$10,329	$7,189	$4,493
Supplemental schedule of noncash investing and financing activities:
Stock issued in payment of director fees	$513	$398	$355
Stock issued to ESOP	$1,149	$1,315	$1,233

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

(B)    Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) promulgated under the 1934 Act). The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2024, utilizing the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2024.

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

(C)    Audit Report of the Registered Public Accounting Firm

The Company's independent registered public accounting firm, Moss Adams LLP, has audited the effectiveness of internal control over financial reporting as of December 31, 2024 as stated in their audit report, which is included in ITEM 8 and incorporated herein by reference.

(D)    Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2024, there were no significant changes that materially affected, or are reasonably likely to affect, our internal control over financial reporting identified in connection with the evaluation mentioned in (B) above. The term internal control over financial reporting, as defined by Rule

15d-15(f) of the Act, is a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

ITEM 9B.    OTHER INFORMATION

Not applicable.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required to be reported under ITEM 10 is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Shareholders. Bancorp and the Bank have adopted a Code of Ethics that applies to all staff, including the Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer. A copy of the Code of Ethical Conduct, which is also included on our website, will be provided to any person, without charge, upon written request to the Corporate Secretary, Bank of Marin Bancorp, 504 Redwood Boulevard, Suite 100, Novato, CA 94947. During 2024, there were no changes in the procedures for the election or nomination of directors.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Shareholders.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
    RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to ITEM 5 above, Note 8 to our audited consolidated financial statements and to our Proxy Statement for the 2025 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Shareholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent registered public accounting firm is Moss Adams LLP, Issuing Office: Portland, OR, PCAOB ID: 659.

The information required by this Item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Shareholders.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)     Documents Filed as Part of this Report:

1.     Financial Statements

The financial statements and supplementary data listed below are filed as part of this report under ITEM 8, captioned Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm for the years ended December 31, 2024, 2023 and 2022
Management's Report on Internal Control over Financial Reporting
Consolidated Statements of Condition as of December 31, 2024 and 2023
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022
Notes to Consolidated Financial Statements

2.     Financial Statement Schedules

All financial statement schedules have been omitted, as they are inapplicable or the required information is included in the financial statements or notes thereto.

(B)    Exhibits Filed:

The following exhibits are filed as part of this report or hereby incorporated by references to filings previously made with the SEC.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.01	Articles of Incorporation, as amended	S-4	333-257025	3.01	June 11, 2021
3.02	Bylaws, as amended	S-4	333-257025	3.02	June 11, 2021
4.01	Description of Capital Stock	10-K	001-33572	4.01	March 16, 2023
10.01	Employee Stock Ownership Plan	S-8	333-218274	4.1	May 26, 2017
10.02	2017 Employee Stock Purchase Plan	S-8	333-221219	4.1	October 30, 2017
10.03	2017 Equity Plan, as amended	S-8	333-227840	4.1	October 15, 2018
10.04	2020 Director Stock Plan	S-8	333-239555	4.1	June 30, 2020
10.05	Form of Indemnification Agreement for Directors and Executive Officers, dated August 9, 2007	10-Q	001-33572	10.06	November 7, 2007
10.06	2010 Annual Individual Incentive Compensation Plan, revised 2019	10-K	001-33572	10.07	March 15, 2021
10.07	Salary Continuation Agreement for executive officer Tani Girton, Chief Financial Officer, dated October 18, 2013	8-K	001-33572	10.2	November 4, 2014
10.08	2007 Form of Change in Control Agreement	8-K	001-33572	10.1	October 31, 2007
10.09	Director Deferred Fee Plan, dated December 17, 2020	10-K	001-33572	10.13	March 15, 2021
10.10	Employment Agreement with Timothy Myers, dated September 23, 2021	8-K	001-33572	10.1	September 24, 2021
10.11	Salary Continuation Agreement, as amended for executive officer Timothy Myers, Chief Executive Officer, dated January 1, 2022	8-K	001-33572	10.1	December 21, 2022
10.13	Salary Continuation Agreement for executive officer Misako Stewart, Chief Credit Officer, dated January 1, 2022	8-K	001-33572	10.3	December 21, 2022
10.14	Salary Continuation Agreement for executive officer Brandi Campbell, Head of Retail Banking, dated July 1, 2022	8-K	001-33572	10.4	December 21, 2022
10.15	Salary Continuation Agreement by and between Bank of Marin and Dave Bonaccorso, dated January 2, 2025	8-K	001-33572	10.10	January 2, 2025
14.01	Code of Ethical Conduct, dated September 26, 2024					Filed
19.01	Insider Trading Policy					Filed
21.01	List of Subsidiaries					Filed
23.01	Consent of Moss Adams LLP					Filed
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.01	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					Filed
97.1	Incentive Compensation Recovery Policy, dated October 23, 2024					Filed
101.INS	Inline XBRL Instance Document					Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document					Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					Filed
Copies of any exhibit to our Annual Report on Form 10-K listed in the index above will be furnished to shareholders as of the record date without charge upon written request by such shareholder addressed as follows: Corporate Secretary, Bank of Marin Bancorp, 504 Redwood Boulevard, Suite 100, Novato, CA  94947.

ITEM 16.     Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bank of Marin Bancorp (registrant)

March 14, 2025	/s/ David Bonaccorso
Date	David Bonaccorso
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	March 14, 2025	/s/ Timothy D. Myers
Timothy D. Myers
President & Chief Executive Officer, Director
(Principal Executive Officer)

Dated:	March 14, 2025	/s/ David Bonaccorso
David Bonaccorso
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

Members of Bank of Marin Bancorp's Board of Directors

Dated:	March 14, 2025	/s/ William H. McDevitt, Jr.
William H. McDevitt, Jr.
Chairman of the Board

Dated:	March 14, 2025	/s/ Nicolas C. Anderson
Nicolas C. Anderson

Dated:	March 14, 2025	/s/ Russell A. Colombo
Russell A. Colombo

Dated:	March 14, 2025	/s/ Charles D. Fite
Charles D. Fite

Dated:	March 14, 2025	/s/ Cigdem Gencer
Cigdem Gencer

Dated:	March 14, 2025	/s/ James C. Hale
James C. Hale

Dated:	March 14, 2025	/s/ Kevin R. Kennedy
Kevin R. Kennedy

Dated:	March 14, 2025	/s/ Sanjiv S. Sanghvi
Sanjiv S. Sanghvi

Dated:	March 14, 2025	/s/ Joel Sklar
Joel Sklar, M.D.

Dated:	March 14, 2025	/s/ Brian M. Sobel
Brian M. Sobel

Dated:	March 14, 2025	/s/ Secil Tabli Watson
Secil Tabli Watson