Form 10-Q
period 2025-03-31
Bank of Marin Bancorp
filed 2025-05-12
CIK 1403475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025
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
Yes   ☐    No  ☒

As of April 30, 2025, there were 16,216,069 shares of common stock outstanding.

Page-2

PART I       FINANCIAL INFORMATION

ITEM 1.     Financial Statements

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data; unaudited)	March 31, 2025	December 31, 2024
Assets
Cash, cash equivalents and restricted cash	$259,924	$137,304
Investment securities:
Held-to-maturity, at amortized cost (net of zero allowance for credit losses at March 31, 2025 and December 31, 2024)	834,640	879,199
Available-for-sale, at fair value (net of zero allowance for credit losses at March 31, 2025 and December 31, 2024)	406,009	387,534
Total investment securities	1,240,649	1,266,733
Loans, at amortized cost	2,073,548	2,083,256
Allowance for credit losses on loans	(29,906)	(30,656)
Loans, net of allowance for credit losses on loans	2,043,642	2,052,600
Goodwill	72,754	72,754
Bank-owned life insurance	71,066	71,026
Operating lease right-of-use assets	19,076	19,025
Bank premises and equipment, net	6,824	6,832
Core deposit intangible, net	2,565	2,792
Interest receivable and other assets	67,743	72,269
Total assets	$3,784,243	$3,701,335
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$1,426,446	$1,399,900
Interest bearing:
Transaction accounts	184,322	198,301
Savings accounts	228,038	225,691
Money market accounts	1,246,739	1,153,746
Time accounts	216,426	242,377
Total deposits	3,301,971	3,220,015
Borrowings and other obligations	116	154
Operating lease liabilities	21,497	21,509
Interest payable and other liabilities	21,093	24,250
Total liabilities	3,344,677	3,265,928
Commitments and contingent liabilities (Note 8)
Stockholders' Equity
Preferred stock, no par value, Authorized - 5,000,000 shares, none issued	—	—
Common stock, no par value, Authorized - 30,000,000 shares; issued and outstanding - 16,202,869 and 16,089,454 at March 31, 2025 and December 31, 2024, respectively	216,263	215,511
Retained earnings	250,815	249,964
Accumulated other comprehensive loss, net of taxes	(27,512)	(30,068)
Total stockholders' equity	439,566	435,407
Total liabilities and stockholders' equity	$3,784,243	$3,701,335

The accompanying notes are an integral part of these consolidated financial statements (unaudited).
Page-3

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three months ended
(in thousands, except per share amounts; unaudited)	March 31, 2025	December 31, 2024	March 31, 2024
Interest income
Interest and fees on loans	$25,183	$25,872	$25,020
Interest on investment securities	8,261	8,377	8,805
Interest on federal funds sold and due from banks	1,795	2,227	321
Total interest income	35,239	36,476	34,146
Interest expense
Interest on interest-bearing transaction accounts	343	327	261
Interest on savings accounts	533	556	371
Interest on money market accounts	7,626	8,110	8,449
Interest on time accounts	1,790	2,252	2,280
Interest on borrowings and other obligations	1	1	91
Total interest expense	10,293	11,246	11,452
Net interest income	24,946	25,230	22,694
Provision for credit losses on loans	75	—	350
Net interest income after provision for credit losses	24,871	25,230	22,344
Non-interest income
Wealth management and trust services	563	576	553
Service charges on deposit accounts	548	551	529
Earnings on bank-owned life insurance, net	544	432	435
Debit card interchange fees, net	396	426	408
Dividends on Federal Home Loan Bank stock	375	370	377
Merchant interchange fees, net	96	80	167
Other income	352	318	285
Total non-interest income	2,874	2,753	2,754
Non-interest expense
Salaries and related benefits	12,050	9,413	12,084
Occupancy and equipment	2,106	2,127	1,969
Professional services	937	1,129	1,078
Data processing	1,136	1,096	1,070
Deposit network fees	932	838	845
Federal Deposit Insurance Corporation insurance	388	420	435
Information technology	413	432	402
Depreciation and amortization	322	341	388
Directors' expense	304	297	317
Amortization of core deposit intangible	227	237	251
Charitable contributions	403	30	12
Other expense	2,046	1,978	2,318
Total non-interest expense	21,264	18,338	21,169
Income before provision for income taxes	6,481	9,645	3,929
Provision for income taxes	1,605	3,644	1,007
Net income	$4,876	$6,001	$2,922
Net income per common share
Basic	$0.31	$0.38	$0.18
Diluted	$0.30	$0.38	$0.18
Weighted average shares:
Basic	15,977	15,941	16,081
Diluted	16,002	15,967	16,092
Comprehensive income:
Net income	$4,876	$6,001	$2,922
Other comprehensive (loss) income:
Change in net unrealized gains or losses on available-for-sale securities	3,289	(6,880)	(4,568)
Reclassification adjustment for gains or losses on fair value hedges	—	1,444	1,217
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	340	355	361
Other comprehensive income (loss), before tax	3,629	(5,081)	(2,990)
Deferred tax expense (benefit)	1,073	(1,501)	(884)
Other comprehensive income (loss), net of tax	2,556	(3,580)	(2,106)
Total comprehensive income	$7,432	$2,421	$816
The accompanying notes are an integral part of these consolidated financial statements (unaudited).
Page-4

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the three months ended March 31, 2025 and 2024

(in thousands, except share data; unaudited)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total
	Shares	Amount
	Three months ended March 31, 2025
Balance at January 1, 2025	16,089,454	$215,511	$249,964	$(30,068)	$435,407
Net income	—	—	4,876	—	4,876
Other comprehensive income, net of tax	—	—	—	2,556	2,556
Stock issued under employee stock purchase plan	402	8	—	—	8
Stock issued under employee stock ownership plan	17,000	417	—	—	417
Restricted stock granted	90,205	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(3,957)	(96)	—	—	(96)
Restricted stock forfeited / cancelled	(1,070)	—	—	—	—
Stock-based compensation - stock options	—	5	—	—	5
Stock-based compensation - restricted stock	—	163	—	—	163
Cash dividends paid on common stock ($0.25 per share)	—	—	(4,025)	—	(4,025)
Stock issued in payment of director fees	10,835	255	—	—	255
Balance at March 31, 2025	16,202,869	$216,263	$250,815	$(27,512)	$439,566
	Three months ended March 31, 2024
Balance at January 1, 2024	16,158,413	$217,498	$274,570	$(53,006)	$439,062
Net income	—	—	2,922	—	2,922
Other comprehensive loss, net of tax	—	—	—	(2,106)	(2,106)
Stock issued under employee stock purchase plan	621	10	—	—	10
Stock issued under employee stock ownership plan	24,600	425	—	—	425
Restricted stock granted	106,964	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(3,338)	(55)	—	—	(55)
Restricted stock forfeited / cancelled	(13,284)	—	—	—	—
Stock-based compensation - stock options	—	17	—	—	17
Stock-based compensation - restricted stock	—	188	—	—	188
Cash dividends paid on common stock ($0.25 per share)	—	—	(4,042)	—	(4,042)
Stock issued in payment of director fees	11,810	259	—	—	259
Balance at March 31, 2024	16,285,786	$218,342	$273,450	$(55,112)	$436,680

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Page-5

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2025 and 2024

(in thousands; unaudited)	2025	2024
Cash Flows from Operating Activities:
Net income	$4,876	$2,922
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses on loans	75	350
Noncash contribution expense to employee stock ownership plan	417	425
Noncash director compensation expense	255	259
Stock-based compensation expense	168	205
Amortization of core deposit intangible	227	251
Amortization of investment security premiums, net of accretion of discounts	277	1,277
Accretion of discounts on acquired loans, net	45	(98)
Net change in deferred loan origination costs/fees	(9)	34
Depreciation and amortization	322	388
Loss on disposal of premises and equipment	—	19
Earnings on bank-owned life insurance policies	(544)	(435)
Net changes in:
Net changes in interest receivable and other assets	2,050	1,082
Net changes in interest payable and other liabilities	(3,223)	(2,353)
Total adjustments	60	1,404
Net cash provided by operating activities	4,936	4,326
Cash Flows from Investing Activities:
Purchase of available-for-sale securities	(33,561)	—
Proceeds from paydowns/maturities of held-to-maturity securities	44,681	10,252
Proceeds from paydowns/maturities of available-for-sale securities	18,316	10,057
Proceeds from sale of loan	1,295	—
Decrease in loans receivable, net	8,958	18,690
Purchase of bank-owned life insurance policies	—	(1,210)
Proceeds from bank-owned life insurance policies	504	—
Purchase of premises and equipment	(314)	(161)
Cash paid for low income housing tax credit investment	—	(1)
Net cash provided by investing activities	39,879	37,627
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	81,956	(5,973)
Repayment of short-term borrowings, net	—	(26,000)
Repayment of finance lease obligations	(38)	(38)
Restricted stock surrendered for tax withholdings upon vesting	(96)	(55)
Cash dividends paid on common stock	(4,025)	(4,042)
Proceeds from stock issued under employee and director stock purchase plans	8	10
Net cash used in financing activities	77,805	(36,098)
Net increase in cash, cash equivalents and restricted cash	122,620	5,855
Cash, cash equivalents and restricted cash at beginning of period	137,304	30,453
Cash, cash equivalents and restricted cash at end of period	$259,924	$36,308
Supplemental disclosure of cash flow information:
Interest paid on deposits and borrowings	$10,806	$11,087
Supplemental disclosure of noncash investing and financing activities:
Change in net unrealized gains or losses on available-for-sale securities	$3,289	$(4,568)
Amortization of net unrealized loss on available-for-sale securities transferred to held-to-maturity	$340	$361

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

Although we believe that the disclosures are adequate and the information presented is not misleading, we suggest that these interim financial statements be read in conjunction with the annual financial statements and the notes thereto included in our 2024 Annual Report on Form 10-K.  In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, which are necessary for a fair presentation of the consolidated financial position, the results of operations, changes in comprehensive income (loss), changes in stockholders’ equity, and cash flows for the periods presented. All material intercompany transactions have been eliminated. The results of these interim periods may not be indicative of the results for the full year or for any other period.

Segment Reporting: Our Chief Operating Decision Maker ("CODM") is our Chief Executive Officer, who reviews our financial information on a consolidated basis for purposes of evaluating financial performance and allocating resources. We have one operating and reportable segment, community banking, and our other operating segment, wealth management services, does not meet the quantitative threshold for separate reporting. Our CODM reviews consolidated net income before provision for income taxes as our primary measure of profitability alongside significant expense information consistent with the expense captions presented in our Consolidated Statements of Comprehensive Income (Loss). These metrics are used by our CODM to monitor actual results and to benchmark to our peers. Segment assets are equal to consolidated total assets in our Consolidated Statements of Condition and all segment non-cash items are equal to those disclosed in our Consolidated Statements of Cash flows. We derive materially all of our income from activities within the United States, and materially all of our long lived assets are physically located within the United States. No single customer or client relationship accounts for ten percent or more of our income.

Page-7

Segment revenue, profit or loss, significant segment expenses and other segment items	Three months ended
(in thousands)	March 31, 2025	December 31, 2024	March 31, 2024
Community banking segment:
Interest income	$35,239	$36,476	$34,146
Non-interest income	2,311	2,177	2,201

Reconciliation of income
All other income[1]	563	576	553
Total consolidated income	38,113	39,229	36,900

Less:[2]
Total interest expense	10,293	11,246	11,452
Provision for credit losses on loans	75	—	350
Provision for credit losses on unfunded loan commitments	—	—	—
Non-interest expense
Salaries and related benefits	11,838	9,235	11,838
Occupancy and equipment	2,106	2,127	1,968
Data processing	1,079	1,030	1,070
Deposit network fees	932	838	798
Information technology	413	432	402
Charitable contributions	403	30	12
Federal Deposit Insurance Corporation insurance	388	420	435
Professional services	784	968	951
Depreciation and amortization	322	341	388
Directors' expense	304	297	317
Amortization of core deposit intangible	227	237	251
Other real estate owned	—	—	—
Other expense	2,036	1,965	2,303
Segment income	6,913	10,063	4,365

Reconciliation of segment income
All other loss[1]	432	418	436
Income before income taxes	$6,481	$9,645	$3,929
[1]Other income and loss from segment below the quantitative thresholds are attributable to one operating segment of the Bank, the Wealth Management and Trust Services, which does not meet the quantitative thresholds for presenting reportable segments. Expenses of Wealth Management and Trust Services are comprised of salary and employee benefits, professional services, data processing, occupancy and equipment and other expenses totaling $432 thousand, $418 thousand, and $436 thousand, for the periods presented above, respectively

[2]The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.

Earnings Per Share: The following table shows: 1) weighted average basic shares, 2) potentially dilutive weighted average common shares related to stock options and unvested restricted stock awards, and 3) weighted average diluted shares. Basic earnings (loss) per share (“EPS”) are calculated by dividing net income by the weighted average number of common shares outstanding during each period, excluding unvested restricted stock awards. Diluted EPS are calculated using the weighted average number of potentially dilutive common shares. The number of potentially dilutive common shares included in the quarterly diluted EPS is computed using the average market prices during the three months included in the reporting period under the treasury stock method. The number of potentially dilutive common shares included in year-to-date diluted EPS is a year-to-date weighted average of potentially dilutive common shares included in each quarterly diluted EPS computation. In computing diluted EPS, we exclude anti-dilutive shares such as options whose exercise prices exceed the current common stock price, as they would not reduce EPS under the treasury stock method. We have two forms of outstanding common stock: common stock and unvested restricted stock awards. Holders of unvested restricted stock awards receive non-forfeitable dividends at the same rate as common shareholders and they both share equally in undistributed earnings. Under the two-class method, the difference in EPS is nominal for these participating securities.

Page-8

	Three months ended
(in thousands, except per share data)	March 31, 2025	March 31, 2024
Weighted average basic common shares outstanding	15,977	16,081
Potentially dilutive common shares related to:
Stock options	—	—
Unvested restricted stock awards	25	11
Weighted average diluted common shares outstanding	16,002	16,092
Net income (loss)	$4,876	$2,922
Basic earnings (loss) per common share	$0.31	$0.18
Diluted earnings (loss) per common share	$0.30	$0.18
Weighted average anti-dilutive common shares not included in the calculation of diluted EPS	274	340
.
Note 2: Recently Adopted and Issued Accounting Standards

Accounting Standards Adopted in 2025

We have not adopted any new accounting standards in the first quarter of 2025.

Accounting Standards Not Yet Adopted
In December 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require disaggregated information about the effective tax rate reconciliation and additional disclosures on reconciling items and taxes paid that meet a quantitative threshold. The amendments are effective for annual reporting periods beginning after December 15, 2024, and may be adopted either prospectively or retrospectively. Early adoption is permitted. The Company expects this ASU to only impact its disclosure requirements (i.e.2025 Form 10-K) and does not expect the adoption of this ASU to have a material impact on its business operations or Consolidated Statements of Financial Condition.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments are intended to improve income statement expense disclosure requirements, primarily through enhanced disclosures about certain costs and expenses included in income statement expense captions. The amendments are effective for annual reporting periods beginning after December 15, 2026 (i.e., 2027 Form 10-K) and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the amendments on its financial statement disclosures, and does not expect the adoption to have a material impact on its business operations or Consolidated Statements of Financial Condition.

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

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measurement Categories: Changes in Fair Value Recorded In1
March 31, 2025
Securities available-for-sale:
Commercial mortgage-backed securities, mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$298,405	$—	$298,405	$—	OCI
SBA-backed securities	$279	$—	$279	$—	OCI
Debentures of government sponsored agencies	$7,453	$—	$7,453	$—	OCI
U.S. Treasury securities	$11,026	$11,026	$—	$—	OCI
Obligations of state and political subdivisions	$83,150	$—	$83,150	$—	OCI
Corporate bonds	$5,696	$—	$5,696	$—	OCI
Derivative financial assets (interest rate contracts)	$227	$—	$227	$—	NI
December 31, 2024
Securities available-for-sale:
Commercial mortgage-backed securities, mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$279,838	$—	$279,838	$—	OCI
SBA-backed securities	$308	$—	$308	$—	OCI
Debentures of government sponsored agencies	$7,210	$—	$7,210	$—	OCI
U.S. Treasury securities	$10,815	$10,815	$—	$—	OCI
Obligations of state and political subdivisions	$83,714	$—	$83,714	$—	OCI
Corporate bonds	$5,649	$—	$5,649	$—	OCI
Derivative financial assets (interest rate contracts)	$333	$—	$333	$—	NI
 1 Other comprehensive income ("OCI") or net income ("NI").

Available-for-sale securities are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of available-for-sale securities. Level 1 securities include U.S. Treasury securities. If quoted market prices are not available, we obtain pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity and credit spreads (Level 2).   Level 2 securities include obligations of state and political subdivisions, U.S. agencies or government-sponsored agencies' debt securities, mortgage-backed securities, government agency-issued securities, and corporate bonds. As of March 31, 2025 and December 31, 2024, there were no Level 3 securities.

Held-to-maturity securities may be subject to an allowance for credit losses as a result of our evaluation of expected losses due to credit quality factors. We did not record any credit loss expense on held-to-maturity securities during either the three months ended March 31, 2025 or March 31, 2024. Fair value of held-to-maturity securities is determined using the same techniques discussed above for available-for-sale securities.

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
Page-10

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
Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of March 31, 2025 and December 31, 2024, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in this note). The carrying amounts in the following table are recorded in the consolidated statements of condition under the indicated captions. Further, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements such as bank-owned life insurance policies ("BOLI"), lease obligations and non-maturity deposit liabilities. Additionally, we held shares of Federal Home Loan Bank ("FHLB") of San Francisco stock at cost as of March 31, 2025 and December 31, 2024. There were no impairments or changes resulting from observable price changes in orderly transactions for the identical or similar investments of the same issuer as of March 31, 2025 or December 31, 2024. See further discussion on values within Note 4, Investment Securities.

	March 31, 2025			December 31, 2024
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets (recorded at amortized cost)
Cash and cash equivalents	$259,924	$259,924	Level 1	$137,304	$137,304	Level 1
Investment securities held-to-maturity	834,640	734,824	Level 2	879,199	763,535	Level 2
Loans, net of allowance for credit losses	2,043,642	1,962,812	Level 3	2,052,600	1,965,429	Level 3
Interest receivable	10,566	10,566	Level 2	11,934	11,934	Level 2
Financial liabilities (recorded at amortized cost)
Time deposits	216,426	216,860	Level 2	242,377	243,773	Level 2
Interest payable	2,507	2,507	Level 2	3,019	3,019	Level 2

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
The value of off-balance-sheet financial instruments is estimated based on the fee income associated with the commitments, which in the absence of credit exposure, is considered to approximate their settlement value. The fair value of commitment fees was not material as of March 31, 2025 or December 31, 2024.

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
Page-11

A summary of the amortized cost, fair value and allowance for credit losses related to securities held-to-maturity as of March 31, 2025 and December 31, 2024 is presented below.

Held-to-maturity:	Amortized Cost [1]	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized		Fair Value
(in thousands)				Gains	(Losses)
March 31, 2025
Securities of U.S. government-sponsored enterprises:
CMBS issued by FHLMC, FNMA and GNMA	$241,035	$—	$241,035	$—	$(30,022)	$211,013
CMOs issued by FHLMC, FNMA and GNMA	205,424	—	205,424	63	(14,704)	190,783
MBS pass-through securities issued by FHLMC, FNMA and GNMA	188,853	—	188,853	—	(27,396)	161,457
SBA-backed securities	1,382	—	1,382	—	(45)	1,337
Debentures of government-sponsored agencies	121,506	—	121,506	—	(19,476)	102,030
Obligations of state and political subdivisions	61,440	—	61,440	—	(7,740)	53,700
Corporate bonds	15,000	—	15,000	—	(496)	14,504
Total held-to-maturity	$834,640	$—	$834,640	$63	$(99,879)	$734,824
December 31, 2024
Securities of U.S. government-sponsored enterprises:
CMBS issued by FHLMC, FNMA and GNMA	$242,559	$—	$242,559	$—	$(34,449)	$208,110
CMOs issued by FHLMC, FNMA and GNMA	209,748	—	209,748	—	(18,492)	191,256
MBS pass-through securities issued by FHLMC, FNMA and GNMA	192,388	—	192,388	—	(30,942)	161,446
SBA-backed securities	1,513	—	1,513	—	(61)	1,452
Debentures of government-sponsored agencies	141,431	—	141,431	—	(22,694)	118,737
Obligations of state and political subdivisions	61,560	—	61,560	—	(8,341)	53,219
Corporate bonds	30,000	—	30,000	—	(685)	29,315
Total held-to-maturity	$879,199	$—	$879,199	$—	$(115,664)	$763,535
[1] Amortized cost and fair values exclude accrued interest receivable of $2.2 million and $3.4 million at March 31, 2025 and December 31, 2024, respectively, which is included in interest receivable and other assets in the consolidated statements of condition.

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

The following table summarizes the amortized cost of our portfolio of held-to-maturity securities issued by states and political subdivisions and corporate bonds by Moody's and/or Standard & Poor's bond ratings as of March 31, 2025 and December 31, 2024.

	Obligations of state and political subdivisions		Corporate bonds
(in thousands)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Aaa / AAA	$42,056	$42,161	$—	$—
Aa1 / AA+	19,384	19,399	—	—
A2 / A	—	—	15,000	30,000
Total	$61,440	$61,560	$15,000	$30,000

A summary of the amortized cost, fair value and allowance for credit losses related to securities available-for-sale as of March 31, 2025 and December 31, 2024 is presented below.
Page-12

Available-for-sale:	Amortized Cost [1]	Gross Unrealized		Allowance for Credit Losses	Fair Value
(in thousands)		Gains	(Losses)
March 31, 2025
Securities of U.S. government-sponsored enterprises:
CMBS issued by FHLMC, FNMA and GNMA	$231,202	$266	$(3,959)	$—	$227,509
CMOs issued by FHLMC, FNMA and GNMA	50,573	76	(5,163)	—	45,486
MBS pass-through securities issued by FHLMC, FNMA and GNMA	29,559	2	(4,151)	—	25,410
SBA-backed securities	295	—	(16)	—	279
Debentures of government- sponsored agencies	8,971	—	(1,518)	—	7,453
U.S. Treasury securities	12,019	—	(993)	—	11,026
Obligations of state and political subdivisions	95,860	—	(12,710)	—	83,150
Corporate bonds	6,000	—	(304)	—	5,696
Total available-for-sale	$434,479	$344	$(28,814)	$—	$406,009
December 31, 2024
Securities of U.S. government-sponsored enterprises:
CMBS issued by FHLMC, FNMA and GNMA	$222,862	$154	$(4,977)	$—	218,039
CMOs issued by FHLMC, FNMA and GNMA	42,432	28	(6,321)	—	36,139
MBS pass-through securities issued by FHLMC, FNMA and GNMA	30,498	2	(4,840)	$—	25,660
SBA-backed securities	331	—	(23)	—	308
Debentures of government- sponsored agencies	8,971	—	(1,761)	—	7,210
U.S. Treasury securities	12,020	—	(1,205)		10,815
Obligations of state and political subdivisions	96,178	—	(12,464)	—	83,714
Corporate bonds	6,000	—	(351)	—	5,649
Total available-for-sale	$419,292	$184	$(31,942)	$—	$387,534
[1] Amortized cost and fair value exclude accrued interest receivable of $1.8 million and $1.7 million at March 31, 2025 and December 31, 2024, respectively, which is included in interest receivable and other assets in the consolidated statements of condition.

The amortized cost and fair value of investment debt securities by contractual maturity at March 31, 2025 and December 31, 2024 are shown below. Expected maturities may differ from contractual maturities if the issuers of the securities have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2025				December 31, 2024
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$6,396	$6,319	$97,597	$97,432	$36,476	$36,380	$99,431	$99,258
After one but within five years	132,305	123,708	108,875	105,917	118,590	110,857	106,986	103,058
After five years through ten years	210,571	180,823	83,968	77,239	229,040	191,328	75,429	67,940
After ten years	485,368	423,974	144,039	125,421	495,093	424,970	137,446	117,278
Total	$834,640	$734,824	$434,479	$406,009	$879,199	$763,535	$419,292	$387,534

There were no sales of investment securities in the first quarter of 2025 or 2024.

Three months ended	Three months ended
The reported values of pledged investment securities are shown in the following table.

(in thousands)	March 31, 2025	December 31, 2024
Pledged to the State of California:
Secure public deposits in compliance with the Local Agency Security Program	$300,703	$288,385
Collateral for trust deposits	923	1,284
Collateral for Wealth Management and Trust Services checking account	1,304	895
Total investment securities pledged to the State of California	302,930	290,564
Bankruptcy trustee deposits pledged with Federal Reserve Bank	522	651
Pledged to FHLB Securities-Backed Credit Program	280,652	284,148
Pledged to the Federal Reserve Discount Window	327,455	365,759
Total pledged investment securities	$911,559	$941,122

Page-13

There were 259 and 269 securities in unrealized loss positions at March 31, 2025 and December 31, 2024, respectively. Those securities are summarized and classified according to the duration of the loss period in the tables below:

March 31, 2025	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
CMBS issued by FHLMC, FNMA and GNMA	$—	$—	$211,013	$(30,022)	$211,013	$(30,022)
CMOs issued by FHLMC, FNMA and GNMA	7,849	(1,156)	172,218	(13,548)	180,067	(14,704)
MBS pass-through securities issued by FHLMC, FNMA and GNMA	3,380	(84)	158,077	(27,312)	161,457	(27,396)
SBA-backed securities	—	—	1,337	(45)	1,337	(45)
Debentures of government-sponsored agencies	—	—	102,030	(19,476)	102,030	(19,476)
Obligations of state and political subdivisions	5,515	(75)	48,185	(7,665)	53,700	(7,740)
Corporate bonds	—	—	14,504	(496)	14,504	(496)
Total held-to-maturity	16,744	(1,315)	707,364	(98,564)	724,108	(99,879)
Available-for-sale:
CMBS issued by FHLMC, FNMA and GNMA	106,015	(235)	52,028	(3,724)	158,043	(3,959)
CMOs issued by FHLMC, FNMA and GNMA	—	—	33,697	(5,163)	33,697	(5,163)
MBS pass-through securities issued by FHLMC, FNMA and GNMA	4	—	25,243	(4,151)	25,247	(4,151)
SBA-backed securities	—	—	279	(16)	279	(16)
Debentures of government- sponsored agencies	—	—	7,453	(1,518)	7,453	(1,518)
U.S. Treasury securities	—	—	11,026	(993)	11,026	(993)
Obligations of state and political subdivisions	—	—	83,150	(12,710)	83,150	(12,710)
Corporate bonds	—	—	5,696	(304)	5,696	(304)
Total available-for-sale	106,019	(235)	218,572	(28,579)	324,591	(28,814)
Total securities at loss position	$122,763	$(1,550)	$925,936	$(127,143)	$1,048,699	$(128,693)
Page-14

December 31, 2024	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
CMBS issued by FHLMC, FNMA and GNMA	$—	$—	$208,110	$(34,449)	$208,110	$(34,449)
CMOs issued by FHLMC, FNMA and GNMA	18,451	(1,623)	172,805	(16,869)	191,256	(18,492)
MBS pass-through securities issued by FHLMC, FNMA and GNMA	3,487	(150)	157,959	(30,792)	161,446	(30,942)
SBA-backed securities	—	—	1,452	(61)	1,452	(61)
Debentures of government- sponsored agencies	—	—	118,737	(22,694)	118,737	(22,694)
Obligations of state and political subdivisions	5,558	(44)	47,661	(8,297)	53,219	(8,341)
Corporate Bonds	—	—	29,315	(685)	29,315	(685)
Total held-to-maturity	27,496	(1,817)	736,039	(113,847)	763,535	(115,664)
Available-for-sale:
CMBS issued by FHLMC, FNMA and GNMA	$129,402	$(343)	$58,065	$(4,634)	$187,467	$(4,977)
CMOs issued by FHLMC, FNMA and GNMA	—	—	33,749	(6,321)	33,749	(6,321)
MBS pass-through securities issued by FHLMC, FNMA and GNMA	7	—	25,495	(4,840)	25,502	(4,840)
SBA-backed securities	—	—	309	(23)	309	(23)
Debentures of government- sponsored agencies	—	—	7,210	(1,761)	7,210	(1,761)
U.S. Treasury securities	—	—	10,815	(1,205)	10,815	(1,205)
Obligations of state and political subdivisions	—	—	83,714	(12,464)	83,714	(12,464)
Corporate Bonds	—	—	5,649	(351)	5,649	(351)
Total available-for-sale	129,409	(343)	225,006	(31,599)	354,415	(31,942)
Total securities at loss position	$156,905	$(2,160)	$961,045	$(145,446)	$1,117,950	$(147,606)

As of March 31, 2025, the investment portfolio included 241 investment securities that had been in a continuous loss position for twelve months or more and 18 investment securities that had been in a loss position for less than twelve months.

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
No allowances for credit losses have been recognized on available-for-sale securities in an unrealized loss position, as management does not believe any of the securities are impaired due to credit risk factors at either March 31, 2025 or December 31, 2024. In addition, for any available-for-sale securities in an unrealized loss position at March 31, 2025 and December 31, 2024, the Bank assessed whether it intended to sell the securities, or if it was more likely than not that it would be required to sell the securities before recovery of its amortized cost basis, which would require a write-down to fair value through net income. Because the Bank did not intend to sell those securities that were in an unrealized loss position, and it was not more-likely-than-not that the Bank would be required to sell the securities before recovery of their amortized cost bases, the Bank determined that no write-down was necessary as of the reporting date.

On July 7, 2023, the Bank entered into various interest rate swap agreements with notional values totaling $101.8 million to hedge balance sheet interest rate sensitivity and protect selected securities in its available-for-sale
Page-15

portfolio against changes in fair value related to changes in the benchmark interest rate. In the fourth quarter of 2024, the Bank terminated these contracts resulting in an immaterial loss that will be amortized over the life of the hedged securities. For additional details, refer to Note 9, Derivative Financial Instruments and Hedging Activities.

Non-Marketable Securities Included in Other Assets

FHLB Capital Stock

As a member of the FHLB, we are required to maintain a minimum investment in FHLB capital stock as determined by the Board of Directors of the FHLB. The minimum investment requirements can increase in the event we increase our total asset size or borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. We held $16.7 million of FHLB stock included in other assets on the consolidated statements of condition at both March 31, 2025 and December 31, 2024. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks, and they do not have a readily determinable market value. Based on our analysis of FHLB's financial condition and certain qualitative factors, we determined that the FHLB stock was not impaired at March 31, 2025 and December 31, 2024. On April 25, 2025, FHLB announced a cash dividend for the first quarter of 2025 at an annualized dividend rate of 8.75% to be distributed in mid-May 2025. Cash dividends paid on FHLB capital stock are recorded as non-interest income.

Note 5:  Loans and Allowance for Credit Losses on Loans

The following table presents the amortized cost of loans by portfolio class as of March 31, 2025 and December 31, 2024.

(in thousands)	March 31, 2025	December 31, 2024
Commercial and industrial	$147,291	$152,263
Real estate:
Commercial owner-occupied	319,112	321,962
Commercial non-owner occupied	1,292,281	1,273,596
Construction	25,745	36,970
Home equity	89,240	88,325
Other residential	133,960	143,207
Installment and other consumer loans	65,919	66,933
Total loans, at amortized cost [1]	2,073,548	2,083,256
Allowance for credit losses on loans	(29,906)	(30,656)
Total loans, net of allowance for credit losses on loans	$2,043,642	$2,052,600
1 Amortized cost includes net deferred loan origination costs of $2.5 million and $2.5 million at March 31, 2025 and December 31, 2024, respectively. Amounts are also net of unrecognized purchase discounts of $1.2 million and $1.1 million at March 31, 2025 and December 31, 2024, respectively. Amortized cost excludes accrued interest, which totaled $6.6 million and $6.8 million at March 31, 2025 and December 31, 2024, respectively, and is included in interest receivable and other assets in the consolidated statements of condition.

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
Page-16

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

The following tables present the loan portfolio by loan portfolio class, origination/renewal year and internal risk rating as of March 31, 2025 and December 31, 2024. The current year vintage table reflects gross charge-offs by loan portfolio class and year of origination. Generally, existing term loans that were re-underwritten are reflected in the table in the year of renewal. Lines of credit that have a conversion feature at the time of origination, such as construction to perm loans, are presented by year of origination.

(in thousands)	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
March 31, 2025	2025	2024	2023	2022	2021	Prior		Total
Commercial and industrial:
Pass and Watch	$2,269	$10,117	$19,391	$7,349	$1,204	$28,128	$68,164	$136,622
Special Mention	18	—	—	—	—	191	—	209
Substandard	—	528	—	2,793	—	—	7,139	10,460
Total commercial and industrial	$2,287	$10,645	$19,391	$10,142	$1,204	$28,319	$75,303	$147,291
Commercial real estate, owner-occupied:
Pass and Watch	$6,657	$14,570	$13,189	$41,394	$44,197	$168,522	$100	$288,629
Special Mention	—	—	375	1,172	18,690	5,383	—	25,620
Substandard	—	—	—	2,079	—	2,784	—	4,863
Total commercial real estate, owner-occupied	$6,657	$14,570	$13,564	$44,645	$62,887	$176,689	$100	$319,112
Commercial real estate, non-owner occupied:
Pass and Watch	$33,132	$116,474	$64,634	$161,874	$195,261	$615,133	$9,089	$1,195,597
Special Mention	—	18,347	—	2,721	2,086	33,235	—	56,389
Substandard	—	—	497	—	—	39,798	—	40,295
Total commercial real estate, non-owner occupied	$33,132	$134,821	$65,131	$164,595	$197,347	$688,166	$9,089	$1,292,281
Page-18

(in thousands)	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
March 31, 2025	2025	2024	2023	2022	2021	Prior		Total
Gross current period charge-offs	$—	$—	$—	$—	$(809)	$—	$—	$(809)
Construction:
Pass and Watch	$5,189	$13,855	$—	$—	$—	$—	$—	$19,044
Special Mention	6,701	—	—	—	—	—	—	6,701
Total construction	$11,890	$13,855	$—	$—	$—	$—	$—	$25,745
Home equity:
Pass and Watch	$—	$76	$13	$—	$—	$952	$86,786	$87,827
Substandard	—	—	—	—	—	171	1,242	1,413
Total home equity	$—	$76	$13	$—	$—	$1,123	$88,028	$89,240
Other residential:
Pass and Watch	$—	$29,963	$17,025	$18,594	$12,215	$55,957	$—	$133,754
Substandard	—	—	—	—	206	—	—	206
Total other residential	$—	$29,963	$17,025	$18,594	$12,421	$55,957	$—	$133,960
Installment and other consumer:
Pass and Watch	$3,423	$17,144	$13,766	$10,202	$7,397	$12,652	$1,137	$65,721
Substandard	—	—	—	—	198	—	—	198
Total installment and other consumer	$3,423	$17,144	$13,766	$10,202	$7,595	$12,652	$1,137	$65,919
Gross current period charge-offs	$—	$—	$—	$—	$—	$(15)	$(1)	$(16)
Total loans:
Pass and Watch	$50,670	$202,199	$128,018	$239,413	$260,274	$881,344	$165,276	$1,927,194
Total Special Mention	$6,719	$18,347	$375	$3,893	$20,776	$38,809	$—	$88,919
Total Substandard	$—	$528	$497	$4,872	$404	$42,753	$8,381	$57,435
Totals	$57,389	$221,074	$128,890	$248,178	$281,454	$962,906	$173,657	$2,073,548
Total gross current period charge-offs	$—	$—	$—	$—	$(809)	$(15)	$(1)	$(825)

(in thousands)	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
December 31, 2024	2024	2023	2022	2021	2020	Prior		Total
Commercial and industrial:
Pass and Watch	$9,951	$20,282	$7,742	$1,371	$2,650	$27,487	$71,212	$140,695
Special Mention	598	—	—	—	5	221	7,286	8,110
Substandard	—	—	2,793	—	—	—	665	3,458
Total commercial and industrial	$10,549	$20,282	$10,535	$1,371	$2,655	$27,708	$79,163	$152,263
Gross current period charge-offs	$—	$—	$—	$—	$—	$—	$(41)	$(41)
Commercial real estate, owner-occupied:
Pass and Watch	$14,638	$13,386	$43,381	$44,536	$41,160	$130,197	$169	$287,467
Special Mention	—	378	—	18,870	804	9,499	—	29,551
Substandard	—	—	2,110	—	—	2,834	—	4,944
Total commercial real estate, owner-occupied	$14,638	$13,764	$45,491	$63,406	$41,964	$142,530	$169	$321,962
Commercial real estate, non-owner occupied:
Pass and Watch	$119,053	$64,906	$162,804	$196,661	$179,060	$442,574	$9,178	$1,174,236
Special Mention	18,343	—	2,736	2,097	729	39,888	—	63,793
Substandard	—	497	—	2,127	—	32,943	—	35,567
Total commercial real estate, non-owner occupied	$137,396	$65,403	$165,540	$200,885	$179,789	$515,405	$9,178	$1,273,596
Construction:
Pass and Watch	$18,128	$—	$11,380	$—	$—	$—	$—	$29,508
Special Mention	7,462	—	—	—	—	—	—	7,462
Total construction	$25,590	$—	$11,380	$—	$—	$—	$—	$36,970
Home equity:
Pass and Watch	$94	$13	$—	$—	$—	$968	$86,337	$87,412
Substandard	—	—	—	—	—	174	739	913
Page-19

(in thousands)	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
December 31, 2024	2024	2023	2022	2021	2020	Prior		Total
Total home equity	$94	$13	$—	$—	$—	$1,142	$87,076	$88,325
Other residential:
Pass and Watch	$35,390	$17,267	$19,682	$12,989	$24,378	$33,501	$—	$143,207
Total other residential	$35,390	$17,267	$19,682	$12,989	$24,378	$33,501	$—	$143,207
Installment and other consumer:
Pass and Watch	$17,525	$15,429	$10,841	$7,798	$2,788	$10,901	$1,429	$66,711
Substandard	—	—	—	207	—	15	—	222
Total installment and other consumer	$17,525	$15,429	$10,841	$8,005	$2,788	$10,916	$1,429	$66,933
Gross current period charge-offs	$—	$(14)	$—	$(39)	$—	$(1)	$(4)	$(58)
Total loans:
Pass and Watch	$214,779	$131,283	$255,830	$263,355	$250,036	$645,628	$168,325	$1,929,236
Total Special Mention	$26,403	$378	$2,736	$20,967	$1,538	$49,608	$7,286	$108,916
Total Substandard	$—	$497	$4,903	$2,334	$—	$35,966	$1,404	$45,104
Totals	$241,182	$132,158	$263,469	$286,656	$251,574	$731,202	$177,015	$2,083,256
Total gross current period charge-offs	$—	$(14)	$—	$(39)	$—	$(1)	$(45)	$(99)

Page-20

The following table shows the amortized cost of loans by portfolio class, payment aging and non-accrual status as of March 31, 2025 and December 31, 2024.

Loan Aging Analysis by Class
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, non-owner occupied	Construction	Home equity	Other residential	Installment and other consumer	Total
March 31, 2025
30-59 days past due	$245	$1,552	$382	$—	$—	$802	$204	$3,185
60-89 days past due	—	285	3,563	—	150	—	—	3,998
90 days or more past due [1]	2,845	365	8,616	—	925	—	—	12,751
Total past due	3,090	2,202	12,561	—	1,075	802	204	19,934
Current	144,201	316,910	1,279,720	25,745	88,165	133,158	65,715	2,053,614
Total loans [1]	$147,291	$319,112	$1,292,281	$25,745	$89,240	$133,960	$65,919	$2,073,548
Non-accrual loans [2]	$2,845	$1,493	$26,826	$—	$1,353	$206	$198	$32,921
Non-accrual loans with no allowance	$—	$1,493	$1,225	$—	$1,353	$206	$198	$4,475
December 31, 2024
30-59 days past due	$203	$208	$718	$—	$738	$—	$415	$2,282
60-89 days past due	—	559	—	—	186	—	7	752
90 days or more past due [1]	2,793	113	10,742	—	248	—	8	13,904
Total past due	2,996	880	11,460	—	1,172	—	430	16,938
Current	149,267	321,082	1,262,136	36,970	87,153	143,207	66,503	2,066,318
Total loans [1]	$152,263	$321,962	$1,273,596	$36,970	$88,325	$143,207	$66,933	$2,083,256
Non-accrual loans [2]	$2,845	$1,537	$28,525	$—	$752	$—	$222	$33,881
Non-accrual loans with no allowance	$—	$1,537	$497	$—	$752	$—	$207	$2,993
1 There were no non-performing loans over 90 days past due and accruing interest as of March 31, 2025 or December 31, 2024.
2 None of the non-accrual loans as of March 31, 2025 or December 31, 2024 were earning interest on a cash or accrual basis. We reversed $33 thousand in accrued interest income for loans that were placed on non-accrual status during the three months ended March 31, 2025. We reversed accrued interest income of $10 thousand for loans that were placed on non-accrual status during the three months ended March 31, 2024.

Collateral Dependent Loans

The following table presents the amortized cost basis of individually analyzed collateral-dependent loans, which were all on non-accrual status, by portfolio class at March 31, 2025 and December 31, 2024.

	Amortized Cost by Collateral Type
(in thousands)	Commercial Real Estate	Residential Real Estate	Other	Total [1]	Allowance for Credit Losses
March 31, 2025
Commercial real estate, owner-occupied	$1,493	$—	$—	$1,493	$—
Commercial real estate, non-owner occupied	26,826	—	—	26,826	7,478
Home equity	—	1,353	—	1,353	—
Other residential	—	206	—	206	—
Installment and other consumer	—	—	198	198	—
Total	$28,319	$1,559	$198	$30,076	$7,478
December 31, 2024
Commercial and industrial	$52	$—	$—	$52	$52
Commercial real estate, owner-occupied	1,537	—	—	1,537	—
Commercial real estate, non-owner occupied	28,525	—	—	28,525	7,933
Home equity		752		752
Installment and other consumer	—	—	222	222	15
Total	$30,114	$752	$222	$31,088	$8,000
1 There were no collateral-dependent residential real estate mortgage loans in process of foreclosure or in substance repossessed at March 31, 2025 and December 31, 2024. The weighted average loan-to-value of real estate secured collateral dependent loans was approximately 128% at March 31, 2025 and 116% at December 31, 2024.

Page-21

Loan Modifications to Borrowers Experiencing Financial Difficulty

There were no modifications of loans during the three months ended March 31, 2025 requiring disclosure. The following table summarizes the amortized cost of loans as of March 31, 2024 that were modified during the three months ended March 31, 2024 by portfolio class and type of modification granted.

(in thousands)	Term Extension	Total Modifications	Percent of Portfolio Class Total
Three months ended March 31, 2024
Commercial and industrial	$2,191	$2,191	1.5%
Home Equity	82	82	0.1%
Total	$2,273	$2,273

As of March 31, 2025 and March 31, 2024, there were no unfunded loan commitments for loans that were modified during the period presented.

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

There were no loans to borrowers experiencing financial difficulty that were modified within the three months ended March 31, 2024 that had subsequently defaulted (i.e., fully or partially charged-off or became 90 days or more past due).

Allocation of the Allowance for Credit Losses on Loans

The following table presents the details of the allowance for credit losses on loans segregated by loan portfolio class as of March 31, 2025 and December 31, 2024.

Page-22

Allocation of the Allowance for Credit Losses on Loans
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, non-owner occupied	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
March 31, 2025
Modeled expected credit losses	$792	$1,198	$7,549	$42	$636	$1,072	$621	$—	$11,910
Qualitative adjustments	615	1,121	6,734	374	62	2	263	1,246	10,417
Specific allocations	101	—	7,478	—	—	—	—	—	7,579
Total	$1,508	$2,319	$21,761	$416	$698	$1,074	$884	$1,246	$29,906
December 31, 2024
Modeled expected credit losses	$759	$1,241	$7,632	$41	$620	$1,133	$625	$—	$12,051
Qualitative adjustments	672	1,120	6,528	597	64	8	268	1,255	10,512
Specific allocations	145	—	7,933	—	—	—	15	—	8,093
Total	$1,576	$2,361	$22,093	$638	$684	$1,141	$908	$1,255	$30,656

Allowance for Credit Losses on Loans Rollforward

The following table discloses activity in the allowance for credit losses on loans for the periods presented.

Allowance for Credit Losses on Loans Rollforward
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, non-owner occupied	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
Three months ended March 31, 2025
Beginning balance	$1,576	$2,361	$22,093	$638	$684	$1,141	$908	$1,255	$30,656
(Reversal) Provision	(68)	(42)	477	(222)	14	(67)	(8)	(9)	75
(Charge-offs)	—	—	(809)	—	—	—	(16)	—	(825)
Recoveries	—	—	—	—	—	—	—	—	—
Ending balance	$1,508	$2,319	$21,761	$416	$698	$1,074	$884	$1,246	$29,906
Three months ended March 31, 2024
Beginning balance	$1,712	$2,476	$14,933	$1,832	$552	$653	$976	$2,038	$25,172
Provision (Reversal)	19	24	771	(550)	75	39	(39)	11	350
(Charge-offs)	(4)	—	—	—	—	—	(17)	—	(21)
Recoveries	—	—	—	—	—	—	—	—	—
Ending balance	$1,727	$2,500	$15,704	$1,282	$627	$692	$920	$2,049	$25,501

Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $1.377 billion and $1.351 billion at March 31, 2025 and December 31, 2024, respectively. In addition, we pledge eligible residential loans, which totaled $106.3 million and $110.0 million at March 31, 2025 and December 31, 2024, respectively, to secure our borrowing capacity with the Federal Reserve Bank ("FRB"). For additional information, see Note 6, Borrowings.

Related Party Loans

The Bank has, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders and their businesses or associates. These transactions, including loans, are granted on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with persons not related to us. Likewise, these transactions do not involve more than the normal risk of collectability or present other unfavorable features. Related party loans totaled $4.1 million as of March 31, 2025 and December 31, 2024. In addition, undisbursed commitments to related parties totaled $210 thousand and $211 thousand as of March 31, 2025 and December 31, 2024, respectively.

Note 6: Borrowings and Other Obligations
Page-23

Federal Home Loan Bank: The Bank had lines of credit with the FHLB totaling $925.2 million and $948.1 million as of March 31, 2025 and December 31, 2024, respectively, based on eligible collateral of certain loans and investment securities.

Federal Funds Lines of Credit: The Bank had unsecured lines of credit with correspondent banks for overnight borrowings totaling $125.0 million as of both March 31, 2025 and December 31, 2024.  In general, interest rates on these lines approximate the federal funds target rate.

Federal Reserve Bank: The Bank had a line of credit through the Discount Window at the Federal Reserve Bank of San Francisco ("FRBSF") totaling $325.1 million as of March 31, 2025, secured by investment securities and residential loans. As of December 31, 2024, the Bank had a line of credit through the Discount Window totaling $358.0 million secured by investment securities and residential loans.

Other Obligations: Finance lease liabilities totaling $116 thousand and $154 thousand as of March 31, 2025 and December 31, 2024, respectively, are included in borrowings and other obligations in the consolidated statements of condition. Refer to Note 8, Commitments and Contingencies, for additional information.

The carrying values and weighted average interest rates on borrowings and other obligations as of March 31, 2025 and December 31, 2024 are summarized in the following table.

	March 31, 2025		December 31, 2024
(dollars in thousands)	Carrying Value	Weighted Average Rate	Carrying Value	Weighted Average Rate
FHLB short-term borrowings	$—	—%	$—	—%
Federal funds lines of credit	—	—%	—	—%
FRBSF federal funds purchased	—	—%	—	—%
FRBSF short-term borrowings under the BTFP	—	—%	—	—%
Other obligations (finance leases)	116	3.06%	154	2.70%
Total borrowings and other obligations	$116	3.06%	$154	2.70%

Note 7:  Stockholders' Equity

Dividends

On January 23, 2025, Bancorp approved a $0.25 per share cash dividend, paid February 13, 2025 to shareholders of record at the close of business on February 6, 2025. Subsequent to quarter end on April 24, 2025, Bancorp approved a $0.25 per share cash dividend, payable on May 15, 2025 to shareholders of record at the close of business on May 8, 2025.

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
Page-24

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

	Three months ended
	March 31, 2025	March 31, 2024
Number of shares withheld	3,957	3,338
Total amount withheld (in thousands)	$96	$55
Weighted-average price	$24.22	$16.62

Share Repurchase Program

On July 21, 2023, the Board of Directors approved the adoption of Bancorp's new share repurchase program for up to $25.0 million and expiring on July 31, 2025. There were no repurchases in the three months ended March 31, 2025 and 2024. Bancorp will continue to assess opportunities to utilize the program.

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

Page-25

The contractual amount of unfunded loan commitments and standby letters of credit not reflected in the consolidated statements of condition are as follows:

(in thousands)	March 31, 2025	December 31, 2024
Commercial lines of credit	$224,633	$233,462
Revolving home equity lines	207,652	208,372
Undisbursed construction loans	7,447	8,294
Personal and other lines of credit	8,591	7,781
Standby letters of credit	2,915	2,777
Total unfunded loan commitments and standby letters of credit	$451,238	$460,686

We record an allowance for credit losses on unfunded loan commitments at the balance sheet date based on estimates of the probability that these commitments will be drawn upon according to historical utilization experience of the different types of commitments and expected loss rates determined for pooled funded loans. The allowance for credit losses on unfunded commitments totaled $894 thousand at both March 31, 2025 and December 31, 2024, which is included in interest payable and other liabilities in the consolidated statements of condition. There was no provision for credit losses on unfunded loan commitments in the first quarter of 2025 or in the first quarter of prior year.

Leases

We lease premises under long-term non-cancelable operating leases with remaining terms of 90 days to 17 years, 2 months, most of which include escalation clauses and one or more options to extend the lease term, and some of which contain lease termination clauses. Lease terms may include certain renewal options that were considered reasonably certain to be exercised.

We lease certain equipment under finance leases with initial terms of three years to five years. The equipment finance leases do not contain renewal options, bargain purchase options or residual value guarantees.

The following table shows the balances of operating and finance lease right-of-use assets and lease liabilities.

(in thousands)	March 31, 2025	December 31, 2024
Operating leases:
Operating lease right-of-use assets	$19,076	$19,025
Operating lease liabilities	$21,497	$21,509
Finance leases:
Finance lease right-of-use assets	$616	$616
Accumulated amortization	(504)	(467)
Finance lease right-of-use assets, net[1]	$112	$149
Finance lease liabilities [2]	$116	$154
[1] Included in premises and equipment in the consolidated statements of condition.
[2] Included in borrowings and other obligations in the consolidated statements of condition.

The following table shows supplemental disclosures of noncash investing and financing activities for the periods presented.

	Three months ended
(in thousands)	March 31, 2025	March 31, 2024
Right-of-use assets obtained in exchange for operating lease liabilities	$1,090	$2,417
Right-of-use assets obtained in exchange for finance lease liabilities	$—	$—

Page-26

The following table shows components of operating and finance lease cost.

	Three months ended
(in thousands)	March 31, 2025	March 31, 2024
Operating lease cost [1]	$1,185	$1,318
Finance lease cost:
Amortization of right-of-use assets [2]	$37	$37
Interest on finance lease liabilities [3]	1	1
Total finance lease cost	$38	$38
Total lease cost	$1,223	$1,356
[1] Included in occupancy and equipment expense in the consolidated statements of comprehensive income.
[2] Included in depreciation and amortization in the consolidated statements of comprehensive income.
[3] Included in interest on borrowings and other obligations in the consolidated statements of comprehensive income.

The following table shows the future minimum lease payments, weighted average remaining lease terms, and weighted average discount rates under operating and finance lease arrangements as of March 31, 2025. The discount rates used to calculate the present value of lease liabilities were based on the collateralized FHLB borrowing rates that were commensurate with lease terms and minimum payments on the lease commencement date.

(in thousands)	March 31, 2025
Year	Operating Leases	Finance Leases
2025	$3,679	$71
2026	3,843	40
2027	3,556	7
2028	3,141	1
2029	2,489	—
Thereafter	7,719	—
Total minimum lease payments	24,427	119
Amounts representing interest (present value discount)	(2,930)	(3)
Present value of net minimum lease payments (lease liability)	$21,497	$116
Weighted average remaining term (in years)	7.46	1.43
Weighted average discount rate	2.95%	3.06%

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

Page-27

In the third quarter of 2024, the Bank recorded a non-recurring accrual for a legal resolution of a Private Attorneys General Act/putative class action lawsuit of $615 thousand, pre-tax, involving alleged violations of wage and hour laws for all non-exempt employees covering any and all claims that were or could have been alleged in the operative complaint through the financial period of December 11, 2019 to October 12, 2024. The Bank shall pay an "all in" Gross Settlement Amount ("GSA") of $615 thousand to settle all of the wage and hour class and PAGA claims, and the named Plaintiff's individual claims. This amount settles all claims that were or could have been asserted based on the facts alleged in the operative complaint, and the as of yet unasserted individual claims by the named plaintiff, and includes attorneys' fees, costs including the cost of administration, and incentive payments. The only amount over and above the GSA which the Bank shall pay is its share of payroll taxes on the amount of the net settlement that is allocated as wages. There has been no finding of wrongdoing and the Bank denies all claims. The settlement agreement still requires final court approval and notice requirements; however, the Bank does not anticipate further significant costs related to this action. We are not aware of any other similar wage and hour claims at this time.

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

In the third quarter of 2023, the Bank entered into various interest rate swap agreements with notional values totaling $101.8 million to hedge balance sheet interest rate sensitivity and protect certain of our fixed rate available-for-sale securities against changes in fair value related to changes in interest rates by receiving floating rate interest from a counterparty in exchange for us making fixed-rate interest payments. In the fourth quarter of 2024, the Bank terminated these contracts, resulting in an immaterial loss that will be amortized over the life of the hedged securities.

Information on our derivatives follows:

	Asset derivatives		Liability derivatives
(in thousands)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Loans receivable:
Interest rate contracts - notional amount	$7,412	$7,654	$—	$—
Interest rate contracts - fair value[1]	$227	$333	$—	$—
1 Refer to Note 3, Fair Value of Assets and Liabilities, for valuation methodology.

The following table presents the carrying amount and associated cumulative basis adjustment related to the application of fair value hedge accounting that is included in the carrying amount of hedged assets as of March 31, 2025 and December 31, 2024.
Page-28

	Carrying Amounts of Hedged Assets		Cumulative Amounts of Fair Value Hedging Adjustments Included in the Carrying Amounts of the Hedged Assets
(in thousands)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Loans receivable [1]	$7,085	$7,215	$(287)	$(398)
[1] Carrying value equals the amortized cost basis of the loans underlying the hedge relationship, which is the loan balance net of deferred loan origination fees and cost and the fair value hedge adjustment. Amortized cost excludes accrued interest, which was not material.

The following table presents the pretax net gains recognized in interest income related to our fair value hedges for the years presented.

	Three months ended
(in thousands)	March 31, 2025	March 31, 2024
Interest on investment securities [1]
Increase in fair value of interest rate swaps hedging available-for-sale securities	$—	$1,217
Hedged interest earned	—	206
Decrease in carrying value included in the hedged available-for-sale securities	—	(1,217)
Net gain recognized in interest income on investment securities	$—	$206
Interest and fees on loans [1]
Decrease (increase) in fair value of interest rate swaps hedging loans receivable	$(106)	$115
Hedged interest earned	30	54
Increase (decrease) in carrying value included in the hedged loans	111	(110)
Decrease in value of yield maintenance agreement	(2)	(2)
Net gain recognized in interest income on loans	$33	$57
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

Offsetting of Financial Assets and Derivative Assets
		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in
	Gross Amounts	Offset in the	Assets Presented	the Statements of Condition
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Assets[1]	Condition	of Condition[1]	Instruments	Received	Net Amount
March 31, 2025
Counterparty	$227	$—	$227	$—	$—	$227
Total	$227	$—	$227	$—	$—	$227
December 31, 2024
Counterparty	$333	$—	$333	$—	$—	$333
Total	$333	$—	$333	$—	$—	$333

1 Amounts exclude accrued interest on swaps.
For more information on how we account for our interest rate swaps, refer to Note 1 to the Consolidated Financial Statements included in our 2024 Form 10-K filed with the SEC on March 14, 2025.
Page-29

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion of the financial condition and results of operations, which is unaudited, should be read in conjunction with the related unaudited consolidated interim financial statements in this Form 10-Q and with the audited consolidated financial statements and accompanying notes included in our 2024 Annual Report on Form 10-K. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

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

Forward-looking statements are based on management's current expectations regarding economic, legislative, and regulatory issues that may impact Bancorp's earnings in future periods. Factors that could cause future results to vary materially from current management expectations include, but are not limited to, general economic conditions and the economic uncertainty in the United States and abroad, including economic or other disruptions to financial markets caused by the Trump administration's approach to tariffs and trade, acts of terrorism, war or other conflicts, impacts from inflation, supply chain disruptions, changes in interest rates (including the actions taken by the Federal Reserve to control inflation), California's unemployment rate, deposit flows, real estate values, and expected future cash flows on loans and securities; the impact of adverse developments at other banks, including bank failures, that impact general sentiment regarding the stability and liquidity of banks; costs or effects of acquisitions; competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; natural disasters (such as wildfires and earthquakes in our area); adverse weather conditions; interruptions of utility service in our markets for sustained periods; and other economic, competitive, governmental, regulatory and technological factors (including external fraud and cybersecurity threats) affecting our operations, pricing, products and services; and successful integration of acquisitions.

Important factors that could cause results or performance to differ materially from those expressed in our prior forward-looking statements are detailed in ITEM 1A, Risk Factors section of our 2024 Form 10-K as filed with the SEC, and ITEM 1A Risk Factors herein. Forward-looking statements speak only as of the date they are made. Bancorp undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events.

Critical Accounting Estimates

Critical accounting estimates are those estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation and uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. We consider accounting estimates to be critical to our financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain, (ii) management could have applied different assumptions during the reported period, and (iii) changes in the accounting estimate are reasonably likely to occur in the future and could have a material impact on our financial statements. Our critical estimates include: Allowance for Credit Losses on Loans and Unfunded Commitments, Fair Value Measurements, and Goodwill. Refer to Critical Accounting Estimates in Item 7 of our 2024 Form 10-K for more information.

Page-30

Executive Summary
Net income for the first quarter of 2025 was $4.9 million, compared to net income of $6.0 million for the fourth quarter of 2024. Diluted earnings per share was $0.30 for the first quarter of 2025, compared to diluted earnings per share of $0.38 for the preceding quarter and $0.18 for the same quarter a year ago.

The following are highlights of our operating and financial performance for the periods presented. Additional performance details can be found in the pages that follow.

•The tax-equivalent net interest margin increased to 2.86% in the first quarter of 2025 from 2.80% in the prior quarter, reflecting reductions in deposit interest rates. The tax-equivalent net interest margin was 2.50% for the same period in the prior year. The 36 basis point increase year over year was due to securities repositioning, the pay off of borrowings and the reduction of deposit costs.

•Total deposits increased by $82.0 million to $3.302 billion as of March 31, 2025, compared to $3.220 billion as of December 31, 2024 however, some seasonal outflow is expected in early second quarter. Non-interest bearing deposits made up 43.2% of total deposits as of March 31, 2025, compared to 43.5% as of December 31, 2024.

•The average cost of total deposits decreased 7 basis points to 1.29% in the first quarter of 2025. The average cost of interest bearing deposits decreased 17 basis points to 2.27% in the first quarter of 2025. This reflected strategic deposit interest rate pricing adjustments with limited rate related outflows, as well as deposit growth.

•Net available contingent funding sources, including unrestricted cash, unencumbered available-for-sale securities and total available borrowing capacity was $1.917 billion, or 58% of total deposits and 203% of estimated uninsured and/or uncollateralized deposits as of March 31, 2025.

•Loan balances of $2.074 billion decreased $9.7 million from $2.083 billion at December 31, 2024. Additions to the loan portfolio in the first quarter of 2025 reflected loan fundings of $47.4 million and payoffs of $25.5 million. Loan amortization from scheduled repayments totaled $20.5 million and net utilization of credit lines decreased by $9.5 million during the first quarter of 2025.

•There was a $75 thousand provision for credit losses on loans in the first three months of 2025, and no provision in the previous quarter, bringing the allowance for credit losses to 1.44% of total loans as of March 31, 2025, compared to 1.47% as of December 31, 2024.

•Non-accrual loans decreased to $32.9 million, or 1.59% of total loans at March 31, 2025, compared to $33.9 million, or 1.63% at December 31, 2024. The reduction in non-accrual balances included a $2.1 million non-owner occupied real estate loan sale that included a charge-off of $809 thousand. Approximately 57% of non-accrual loans were paying as agreed and 90% were real estate secured as of March 31, 2025.

•Return on average assets ("ROA") was 0.53% for the first quarter of 2025, compared to 0.63% for the fourth quarter of 2024, and return on average equity ("ROE") was 4.52% for the first quarter of 2025, compared to 5.48% for the prior quarter.

•The efficiency ratio for the first quarter of 2025 was 76.44%, compared to 65.53% for the prior quarter. The increase was primarily due to increased salary and benefit expense and contributions expense during the quarter.

Page-31

•Capital was above well-capitalized regulatory thresholds with Bancorp's and the Bank's total risk-based capital ratios of 16.69% and 16.45%, respectively, as of March 31, 2025. The capital plan and point-in-time capital stress tests indicate that Bank of Marin and Bancorp capital ratios will remain above regulatory well-capitalized and internal policy minimums throughout a five-year forecast horizon and across stress scenarios such as additional unrealized losses on the investment portfolio, additional deposit growth or decline, loan credit quality deterioration, and potential share repurchases.

•Bancorp's tangible common equity to tangible assets ("TCE ratio") was 9.82% as of March 31, 2025, and the Bank's TCE ratio was 9.66%. While we do not intend to sell our held-to-maturity securities, the Bancorp's TCE ratio, net of after-tax unrealized losses on held-to-maturity securities as if the losses were realized1, was 8.08% as of March 31, 2025, compared to 7.85% as of December 31, 2024.

•The Board of Directors approved a cash dividend of $0.25 per share on April 24, 2025, which represents the 80th consecutive quarterly dividend paid by Bancorp. The dividend is payable on May 15, 2025, to shareholders of record at the close of business on May 8, 2025.

1 Refer to the discussion and reconciliation of this non-GAAP financial measure in the section below entitled Statement Regarding Use of Non-GAAP Financial Measures.
Page-32

RESULTS OF OPERATIONS

Highlights of the financial results are presented in the following tables:

	Three months ended
(dollars in thousands, except per share data)	March 31, 2025	December 31, 2024	March 31, 2024
Selected operating data:
Net interest income	$24,946	$25,230	$22,694
Provision for credit losses on loans	75	—	350
Non-interest income	2,874	2,753	2,754
Non-interest expense	21,264	18,338	21,169
Net income	4,876	6,001	2,922
Net income per common share:
Basic	$0.31	$0.38	$0.18
Diluted	$0.30	$0.38	$0.18
Performance and other financial ratios:
Return on average assets	0.53%	0.63%	0.31%
Return on average equity	4.52%	5.48%	2.70%
Tax-equivalent net interest margin	2.86%	2.80%	2.50%
Cost of deposits	1.29%	1.36%	1.38%
Cost of funds	1.29%	1.36%	1.38%
Efficiency ratio	76.44%	65.53%	83.18%
Net charge-offs	$825	$19	$21
Cash dividend payout ratio on common stock [1]	80.65%	65.79%	138.89%
[1] Calculated as dividends on common shares divided by basic net income (loss) per common share.

(dollars in thousands, except per share data)	March 31, 2025	December 31, 2024
Selected financial condition data:
Total assets	$3,784,243	$3,701,335
Investment securities	1,240,649	1,266,733
Loans, net of allowance for credit losses on loans	2,043,642	2,052,600
Deposits	3,301,971	3,220,015
Borrowings and other obligations	116	154
Stockholders' equity	439,566	435,407
Book value per share	27.13	27.06
Tangible book value per share[1]	22.48	22.37
Asset quality ratios:
Allowance for credit losses on loans to total loans	1.44%	1.47%
Allowance for credit losses on loans to non-accrual loans	0.91x	0.90x
Non-accrual loans to total loans	1.59%	1.63%
Classified loans (graded substandard and doubtful) as a percentage of total loans	2.77%	2.17%
Capital ratios:
Equity to total assets ratio	11.62%	11.76%
Tangible common equity to tangible assets	9.82%	9.93%
Total capital (to risk-weighted assets)	16.69%	16.54%
Tier 1 capital (to risk-weighted assets)	15.49%	15.32%
Tier 1 capital (to average assets)	10.62%	10.46%
Common equity Tier 1 capital (to risk weighted assets)	15.49%	15.32%
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

	Three months ended			Three months ended			Three months ended
	March 31, 2025			December 31, 2024			March 31, 2024
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning deposits with banks [1]	$163,446	$1,795	4.39%	$183,597	$2,227	4.75%	$23,439	$321	5.42%
Investment securities [2,3]	1,273,422	8,331	2.62%	1,281,545	8,443	2.64%	1,529,985	8,880	2.32%
Loans [1,3,4,5]	2,073,739	25,289	4.88%	2,081,781	25,979	4.88%	2,067,431	25,130	4.81%
Total interest-earning assets [1]	3,510,607	35,415	4.04%	3,546,923	36,649	4.04%	3,620,855	34,331	3.75%
Cash and non-interest-bearing due from banks	37,493			36,762			35,302
Bank premises and equipment, net	6,831			6,936			7,708
Interest receivable and other assets, net	173,135			178,978			147,405
Total assets	$3,728,066			$3,769,599			$3,811,270
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$191,089	$343	0.73%	$183,640	$327	0.71%	$215,001	$261	0.49%
Savings accounts	227,098	533	0.95%	223,978	556	0.99%	230,133	371	0.65%
Money market accounts	1,192,956	7,626	2.59%	1,167,242	8,110	2.76%	1,150,637	8,449	2.95%
Time accounts including CDARS	228,018	1,790	3.18%	257,096	2,252	3.49%	264,594	2,280	3.47%
Borrowings and other obligations [1]	130	1	2.86%	168	1	2.52%	7,323	91	4.93%
Total interest-bearing liabilities	1,839,291	10,293	2.27%	1,832,124	11,246	2.44%	1,867,688	11,452	2.47%
Demand accounts	1,406,648			1,452,966			1,458,686
Interest payable and other liabilities	44,951			48,547			48,923
Stockholders' equity	437,176			435,962			435,973
Total liabilities & stockholders' equity	$3,728,066			$3,769,599			$3,811,270
Tax-equivalent net interest income/margin [1]		$25,122	2.86%		$25,403	2.80%		$22,879	2.50%
Reported net interest income/margin [1]		$24,946	2.84%		$25,230	2.78%		$22,694	2.48%
Tax-equivalent net interest rate spread			1.77%			1.60%			1.28%

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

[5] Net loan origination costs in interest income totaled $364 thousand, $341 thousand, and $375 thousand for the three months ended March 31, 2025, December 31, 2024, and March 31, 2024, respectively.

Page-34

The following table presents the effects of changes in average balances (volume) or changes in average rates on tax-equivalent net interest income for the periods indicated. Volume variances are equal to the increase or decrease in average balances multiplied by prior period rates. Rate variances are equal to the increase or decrease in rates multiplied by prior period average balances. Mix variances are attributable to the change in yields or rates multiplied by the change in average balances, including two days less in the three months ended March 31, 2025, compared to the three months ended December 31, 2024, and one day less in the first three months of 2025, compared to the first three months of 2024.

	Three months ended March 31, 2025 compared to three months ended December 31, 2024				Three months ended March 31, 2025 compared to three months ended March 31, 2024
(in thousands)	Volume	Yield/Rate	Mix	Total	Volume	Yield/Rate	Mix	Total
Interest-earning deposits with banks	$(244)	$(166)	$(22)	$(432)	$1,918	$(61)	$(383)	$1,474
Investment securities [1]	(54)	(58)	—	(112)	(1,489)	1,129	(189)	(549)
Loans [1]	(100)	(28)	(562)	(690)	77	362	(280)	159
Total interest-earning assets	(398)	(252)	(584)	(1,234)	506	1,430	(852)	1,084
Interest-bearing transaction accounts	13	10	(7)	16	(29)	129	(18)	82
Savings accounts	8	(19)	(12)	(23)	(5)	175	(8)	162
Money market accounts	179	(483)	(180)	(484)	311	(1,012)	(122)	(823)
Time accounts, including CDARS	(255)	(190)	(17)	(462)	(315)	(180)	5	(490)
Borrowings and other obligations	—	—	—	—	(89)	(34)	33	(90)
Total interest-bearing liabilities	(55)	(682)	(216)	(953)	(127)	(922)	(110)	(1,159)
Changes in tax-equivalent net interest income	$(343)	$430	$(368)	$(281)	$633	$2,352	$(742)	$2,243
[1] Yields and interest income on tax-exempt securities and loans are presented on a taxable-equivalent basis using the federal statutory rate of 21%.
First Quarter of 2025 compared to the Fourth Quarter of 2024

Net interest income totaled $24.9 million for the first quarter of 2025, a $284 thousand decrease from the prior quarter related to the decrease of $36.3 million in average earning assets including an $8.0 million decrease in average loan balances over the quarter, reducing interest income by $1.2 million. This was significantly offset by the reduction of interest expense of $1.0 million despite average interest-bearing deposit growth of $7.2 million over the quarter. Average money market balances increased by 2.20% and average time deposits decreased by 11.31% while the average cost of those deposits decreased by 17 and 31 basis points, respectively, due to relationship-focused rate management, contributing to the reduced costs.

The tax-equivalent net interest margin was 2.86% for the first quarter of 2025, compared to 2.80% for the prior quarter. Lower cost of funds, as referenced above, contributed 7 basis points, while lower average interest-earning deposit balances with banks and the December fed funds rate cut of 25 basis points, reducing the earning power on those deposits, reduced margin by 5 basis points. Minor changes in the loan and investment mix contributed to the margin by 2 basis points each, resulting in the 6 basis point margin expansion.

First Quarter of 2025 compared to the First Quarter of 2024

Net interest income totaled $24.9 million for the three months ended March 31, 2025, compared to $22.7 million for the same period in the prior year. The $2.3 million increase from the prior year was primarily due to higher average earning asset yields and lower cost of deposits.

The tax-equivalent net interest margin was 2.86% for the three months ended March 31, 2025, compared to 2.50% for the same period in the prior year. The increase of 36 basis points was primarily attributed to higher interest-earning deposit balances with banks and higher yields on investment securities resulting from the sale of lower yielding investment securities, which contributed 16 basis points. In addition, higher average loan balances and yields and lower deposit costs provided a positive impact of 14 and 7 basis points, respectively.

Market Interest Rates

Market interest rates are, in part, based on the target federal funds interest rate (the interest rate banks charge each other for short-term borrowings) implemented by the Federal Reserve Open Market Committee ("FOMC").

Page-35

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

Primarily due to declining inflation, the Federal Reserve lowered the target for the federal funds rate by 100 basis points, to a range of 4.25% to 4.50% in the later months of 2024. In the first quarter of 2025, the FOMC left rates unchanged in the January 29th and March 19th meetings due to projected slower economic growth and higher inflation by year-end. Management and the Board are continuously monitoring and analyzing the impact of market rates on the Company's financial condition and results of operations to enhance performance, safety and soundness and returns to shareholders. See ITEM 3. Quantitative and Qualitative Disclosure about Market Risk for further information.

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

The following table shows the activity for the periods presented.

	Three months ended
(dollars in thousands)	March 31, 2025	December 31, 2024	March 31, 2024
Provision for credit losses on loans	$75	$—	$350

We recorded a $75 thousand provision for credit losses on loans in the first quarter of 2025. Modest deterioration in economic forecast, effects from the noted charge-offs, and the pooled and individual total loan balance declines this quarter contributed to the provision.

We recorded no provision for credit losses on loans in the fourth quarter of 2024. We recorded a provision totaling $350 thousand for the three months ended March 31, 2024. This was primarily due to increases in qualitative risk factors to account for continued uncertainty about inflation and recession risks, and from continued negative trends in adversely graded loans and/or collateral values on our non-owner occupied commercial real estate office and multi-family real estate portfolios.

For more information, refer to Note 5, Loans and Allowance for Credit Losses on Loans, to the consolidated financial statements in this Form 10-Q.

Page-36

Non-interest Income

The following table details the components of non-interest income.

	Three months ended			Quarter over quarter		Year over year
(dollars in thousands)	March 31, 2025	December 31, 2024	March 31, 2024	Amount Change	Percent Change	Amount Change	Percent Change
Wealth management and trust services	$563	$576	553	$(13)	(2.3)%	$10	1.8%
Service charges on deposit accounts	548	551	529	(3)	(0.5)%	19	3.6%
Earnings on bank-owned life insurance, net	544	432	$435	112	25.9%	109	25.1%
Debit card interchange fees, net	396	426	408	(30)	(7.0)%	(12)	(2.9)%
Dividends on Federal Home Loan Bank stock	375	370	377	5	1.4%	(2)	(0.5)%
Merchant interchange fees, net	96	80	167	16	20.0%	(71)	(42.5)%
Gains (losses) on sale of investment securities	—	—	—	—	NM	—	NM
Other income	352	318	285	34	10.7%	67	23.5%
Total non-interest income	$2,874	$2,753	$2,754	$121	4.4%	$120	4.4%

First Quarter of 2025 Compared to the Fourth Quarter of 2024

Non-interest income was $2.9 million for the first quarter of 2025, compared to income of $2.8 million for the prior quarter. The increase from the prior quarter was primarily attributable to bank owned life insurance dividend income and a $71 thousand life insurance death benefit.

First Quarter of 2025 Compared to the First Quarter of 2024

Non-interest income was $2.9 million for the first quarter of 2025, compared to income of $2.8 million for the same period of the prior year. The $120 thousand increase from the prior year period was primarily attributed to bank owned life insurance dividend income and other life insurance income.

Non-interest Expense

The following table details the components of non-interest expense.

	Three months ended					Year over year
(dollars in thousands)	March 31, 2025	December 31, 2024	March 31, 2024	Amount Change	Percent Change	Amount Change	Percent Change
Salaries and related benefits	$12,050	$9,413	$12,084	$2,637	28.0%	$(34)	(0.3)%
Occupancy and equipment	2,106	2,127	1,969	(21)	(1.0)%	137	7.0%
Data processing	1,136	1,096	1,070	40	3.6%	66	6.2%
Professional services	937	1,129	1,078	(192)	(17.0)%	(141)	(13.1)%
Deposit network fees	932	838	845	94	11.2%	87	10.3%
Information technology	413	432	402	(19)	(4.4)%	11	2.7%
Charitable contributions	403	30	12	373	1,243.3%	391	3,258.3%
Federal Deposit Insurance Corporation insurance	388	420	435	(32)	(7.6)%	(47)	(10.8)%
Depreciation and amortization	322	341	388	(19)	(5.6)%	(66)	(17.0)%
Directors' expense	304	297	317	7	2.4%	(13)	(4.1)%
Amortization of core deposit intangible	227	237	251	(10)	(4.2)%	(24)	(9.6)%
Other non-interest expense
Advertising	226	291	296	(65)	(22.3)%	(70)	(23.6)%
Other expense	1,820	1,687	2,022	133	7.9%	(202)	(10.0)%
Total other non-interest expense	2,046	1,978	2,318	68	3.4%	(272)	(11.7)%
Total non-interest expense	$21,264	$18,338	$21,169	$2,926	16.0%	$95	0.4%

First Quarter of 2025 Compared to the Fourth Quarter of 2024

Non-interest expense totaled $21.3 million for the first quarter of 2025, compared to $18.3 million for the prior quarter, an increase of $2.9 million. Salaries and related benefits increased $2.6 million, due to various factors, both in prior and current quarter. Last quarter, incentive, stock-based compensation and profit sharing accrual
Page-37

adjustments reduced expenses. In the first quarter of 2025, there was an increase to the 401(k) contribution matching associated with the usual reset, lower deferred loan origination costs, bonus accruals based on budget, stock-based compensation grants and increased salary costs due to new talent acquisition. In order to better serve the timing needs of our non-profit communities, the bulk of our charitable contributions were pulled forward into the first quarter from the second quarter. In the first quarter, we incurred $403 thousand of contributions expense which compares to $30 thousand in the fourth quarter of 2024 and $12 thousand in the first quarter of 2024.

First Quarter of 2025 Compared to the First Quarter of 2024

Non-interest expense totaled $21.3 million for the three months ended March 31, 2025, compared to $21.2 million for the same period of 2024, an increase of $95 thousand. This was primarily due to an increase of $391 thousand in charitable contributions and an increase of $137 thousand in occupancy expenses, offset by a decrease in professional services expense of $141 thousand and a net decrease of $292 thousand in all other expenses.

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

The income tax provision for the first quarter of 2025 totaled $1.6 million at an effective tax rate of 24.8%, compared to a provision of $3.6 million at an effective tax rate of 37.8% in the prior quarter. The decrease in the provision for income taxes in the first quarter of 2025 reflected lower pre-tax income as compared to the prior quarter. The decrease in the effective tax rate in the first quarter of 2025 was primarily due to the treatment of certain permanent tax differences while in a loss position for the 2024 tax year.

We file a consolidated return in the U.S. federal tax jurisdiction and a combined return in the state of California tax jurisdiction. There were no ongoing federal or state income tax examinations at the time of the issuance of this report. As of March 31, 2025, neither the Bank nor Bancorp had accruals for interest or penalties related to unrecognized tax benefits.

Page-38

FINANCIAL CONDITION SUMMARY

Cash, Cash Equivalents and Restricted Cash

Total cash, cash equivalents and restricted cash were $259.9 million at March 31, 2025, an increase of $122.6 million compared to $137.3 million at December 31, 2024, driven by growth in deposits totaling $82.0 million and proceeds from paydowns and maturities of investment securities of $63.0 million offset by purchases of investment securities of $33.6 million.

Investment Securities

The investment securities portfolio totaled $1.241 billion at March 31, 2025, a decrease of $26.1 million from $1.267 billion at December 31, 2024. The decrease was primarily the result of principal repayments and maturities totaling $63.0 million, offset by $33.6 million available-for-sale securities purchases and a $3.3 million improvement in unrealized losses on available for sale securities.

Both the available-for-sale and held-to-maturity portfolios are eligible for pledging to FHLB or the Federal Reserve as collateral for borrowings. The portfolios are comprised of high credit quality investments with average effective durations of 3.27 on available-for-sale securities and 5.61 on held-to-maturity securities. Both portfolios generate cash flows monthly from interest, principal amortization and payoffs, which supports the Bank's liquidity. Those cash flows totaled $72.8 million in the first three months of 2025. See Note 4, Investment Securities, for additional information.

The following table summarizes our investment in obligations of state and political subdivisions at March 31, 2025 and December 31, 2024.

	March 31, 2025			December 31, 2024
(dollars in thousands)	Amortized Cost	Fair Value	% of Total State and Political Subdivisions	Amortized Cost	Fair Value	% of Total State and Political Subdivisions
Within California:
General obligation bonds	$22,889	$19,390	14.6%	$22,913	$18,749	14.5%
Revenue bonds	2,058	1,718	1.3	2,060	1,658	1.3
Total within California	24,947	21,108	15.9	24,973	20,407	15.8
Outside California:
General obligation bonds	107,682	94,393	68.4	108,037	94,748	68.5
Revenue bonds	24,671	21,349	15.7	24,728	21,778	15.7
Total outside California	132,353	115,742	84.1	132,765	116,526	84.2
Total obligations of state and political subdivisions	$157,300	$136,850	100.0%	$157,738	$136,933	100.0%
Percent of investment portfolio	12.4%	12.0%		12.2%	11.9%

Of the total investment in obligations of state and political subdivisions, the largest concentrations outside of California are in Texas (38.4%), Washington (15.6%) and Wisconsin (9.4%). Our investment in obligations issued by municipal issuers in Texas are either guaranteed by the AAA rated Texas Permanent School Fund ("PSF") or backed by revenue sources from essential services (such as utilities and transportation).

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
Page-39

•Credit ratings by major credit rating agencies

Loans and Credit Quality

Loans totaled $2.074 billion as of March 31, 2025, compared to $2.083 billion as of December 31, 2024. The decrease in the first three months of 2025 totaled $9.7 million, compared to an $18.8 million decrease during the three months ended March 31, 2024. Loan originations for the first quarter were $63.6 million ($47.4 million funded) including $50.2 million ($43.2 million funded) in commercial loans, which includes commercial and industrial, commercial real estate and construction. Funded commercial loans were more than five times those funded in the first quarter of prior year. The fourth quarter of 2024 included originations of $69.4 million ($47.1 million funded) and the first quarter of the prior year included total originations of $25.3 million ($12.4 million funded). Payoffs were $25.5 million in the three months ended March 31, 2025, compared to $36.7 million for the fourth quarter of 2024. In addition, amortization from scheduled payments totaled $20.5 million and net utilization of credit lines decreased by $9.5 million during the first quarter of 2025.

Non-accrual loans totaled $32.9 million, or 1.59% of the loan portfolio, at March 31, 2025, compared to $33.9 million, or 1.63% at December 31, 2024. The $1.0 million decrease in non-accrual balances reflected a $2.1 million non-owner occupied real estate loan sale that incurred a charge-off of $809 thousand, net paydowns of $370 thousand, one payoff of $100 thousand and two charged off loans totaling $16 thousand, partially offset by the addition of four loans totaling $1.7 million.

Of the total non-accrual loans as of March 31, 2025, approximately 57% were paying as agreed, 90% were real estate secured, and all are being closely monitored for payments or payoff.

Bank of Marin has continued its conservative underwriting practices, and in light of current market conditions, our portfolio management and credit teams are exercising heightened vigilance for potential credit quality weakening. Classified loans increased to $57.4 million as of March 31, 2025, compared to $45.1 million as of December 31, 2024. The $12.3 million increase was largely due to downgrades of one $7.1 million commercial relationship and two non-owner occupied real estate relationships totaling $7.2 million, partially offset by the sale of a $2.1 million non-owner occupied real estate loan.

Loans designated special mention, which are not considered adversely classified, decreased by $20.0 million to $88.9 million as of March 31, 2025, from $108.9 million as of December 31, 2024. The decrease was largely due to $14.2 million in downgrades to substandard risk rating and contractual paydowns and payoffs totaling $6.0 million. Of the loans designated special mention, 100% were real estate secured.

Net charge-offs for the three months ended March 31, 2025 totaled $825 thousand, including the $809 thousand charge-off of an acquired commercial non-owner occupied real estate loan the Bank had previously reserved $449 thousand for as of December 31, 2024. There was an additional decline in the financial condition of the borrower and guarantor and the value of the collateral during the first quarter that led to the Bank proactively selling the note in March rather than pursuing the additional costly steps of liquidating after foreclosure. It had been on non-accrual since late 2023. This compared to net charge-offs of $19 thousand for the fourth quarter of 2024.

For more information, refer to Note 5, Loans and Allowance for Credit Losses on Loans, to the consolidated financial statements in this Form 10-Q.

Liabilities - Deposits and Borrowings

During the first three months of 2025, total liabilities increased by $78.7 million to $3.345 billion. Deposits totaled $3.302 billion at March 31, 2025, an increase of $82.0 million, compared to $3.220 billion at December 31, 2024.

Non-interest bearing deposits made up 43.2% of total deposits at March 31, 2025, compared to 43.5% at December 31, 2024. Additionally, the Bank's competitive and balanced approach to relationship management and focused outreach supported the addition of approximately 1,000 new accounts during the three months ended March 31, 2025.

We had no outstanding borrowings at March 31, 2025 and December 31, 2024. Although available as a liquidity source, we have not utilized brokered deposits. Net available funding sources, including unrestricted cash, unencumbered available-for-sale securities, and total available borrowing capacity was $1.917 billion, or 58% of total deposits and 203% of estimated uninsured and/or uncollateralized deposits as of March 31, 2025. Balances in
Page-40

the reciprocal deposit network program were $435.9 million and $404.7 million at March 31, 2025 and December 31, 2024, respectively.

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

Management reviews capital ratios on a regular basis and produces a five-year capital plan semi-annually to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet our anticipated future needs.  Stress tests are performed on capital ratios and include scenarios such as additional unrealized losses on the investment portfolio, additional deposit growth and potential share repurchases. For all periods presented, the Bank’s ratios exceed the regulatory definition of “well capitalized” under the regulatory framework for prompt corrective action and Bancorp’s ratios exceed the required minimum ratios to be considered a well-capitalized bank holding company. In addition, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action as of March 31, 2025. There are no conditions or events since that notification that management believes have changed the Bank’s categories and we expect the Bank to remain well capitalized for prompt corrective action purposes.

The total risk-based capital ratio for Bancorp was 16.69% at March 31, 2025, compared to 16.54% at December 31, 2024. The total risk-based capital ratio for the Bank was 16.45% at March 31, 2025, compared to 16.13% at December 31, 2024.

Bancorp's tangible common equity to tangible assets ("TCE ratio") was 9.82% at March 31, 2025, compared to 9.93% at December 31, 2024. Bancorp's TCE ratio, net of after tax unrealized losses on held-to-maturity securities1, was 8.08%, compared to 7.85% at December 31, 2024. Management believes this non-GAAP measure is important because it reflects the level of capital available to withstand drastic changes in market conditions.

The Bancorp’s and Bank’s capital adequacy ratios as of March 31, 2025 and December 31, 2024 are presented in the following tables.

Bancorp Capital Ratios (dollars in thousands)	Actual		Adequately Capitalized Threshold [1]		Threshold to be a Well Capitalized Bank Holding Company
March 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$421,685	16.69%	$265,264	10.50%	$252,632	10.00%
Tier 1 Capital (to risk-weighted assets)	$391,243	15.49%	$214,737	8.50%	$202,106	8.00%
Tier 1 Leverage Capital (to average assets)	$391,243	10.62%	$147,330	4.00%	$184,162	5.00%
Common Equity Tier 1 (to risk-weighted assets)	$391,243	15.49%	$176,842	7.00%	$164,211	6.50%
December 31, 2024
Total Capital (to risk-weighted assets)	$420,606	16.54%	$266,991	10.50%	$254,277	10.00%
Tier 1 Capital (to risk-weighted assets)	$389,448	15.32%	$216,136	8.50%	$203,422	8.00%
Tier 1 Leverage Capital (to average assets)	$389,448	10.46%	$148,899	4.00%	$186,123	5.00%
Common Equity Tier 1 (to risk-weighted assets)	$389,448	15.32%	$177,994	7.00%	$165,280	6.50%
1 Refer to the discussion and reconciliation of this non-GAAP financial measure in the section below entitled Statement Regarding Use of Non-GAAP Financial Measures.
Page-41

Bank Capital Ratios (dollars in thousands)	Actual		Adequately Capitalized Threshold [1]		Threshold to be Well Capitalized under Prompt Corrective Action Provisions
March 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$415,633	16.45%	$265,228	10.50%	$252,598	10.00%
Tier 1 Capital (to risk-weighted assets)	$385,191	15.25%	$214,709	8.50%	$202,079	8.00%
Tier 1 Leverage Capital (to average assets)	$385,191	10.46%	$147,316	4.00%	$184,145	5.00%
Common Equity Tier 1 (to risk-weighted assets)	$385,191	15.25%	$176,819	7.00%	$164,189	6.50%
December 31, 2024
Total Capital (to risk-weighted assets)	$410,186	16.13%	$266,955	10.50%	$254,243	10.00%
Tier 1 Capital (to risk-weighted assets)	$379,028	14.91%	$216,107	8.50%	$203,395	8.00%
Tier 1 Leverage Capital (to average assets)	$379,028	10.18%	$148,887	4.00%	$186,108	5.00%
Common Equity Tier 1 (to risk-weighted assets)	$379,028	14.91%	$177,970	7.00%	$165,258	6.50%
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

Net available contingent funding sources, including unrestricted cash, unencumbered available-for-sale securities and total available borrowing capacity totaled $1.917 billion or 58% of total deposits and 203% of estimated uninsured and/or uncollateralized deposits as of March 31, 2025.

The following table details the components of our contingent liquidity sources as of March 31, 2025.

(in thousands)	Total Available	Amount Used	Net Availability
Internal Sources
Unrestricted cash [1]	$231,437	N/A	$231,437
Unencumbered securities at market value	310,643	N/A	310,643
External Sources
FHLB line of credit	925,249	$—	925,249
FRB line of credit	325,074	—	325,074
Lines of credit at correspondent banks	125,000	—	125,000
Total Liquidity	$1,917,403	$—	$1,917,403
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
Page-42

rates paid to customers, and our financial strength. The cash cycles and unique business activities of some of our large commercial depositors may cause short-term fluctuations in their deposit balances held with us.
Our cash and cash equivalents increased $122.6 million in the first three months of 2025. The most significant sources of liquidity during the first three months of 2025 were proceeds of $82.0 million from net increase of deposits, $63.0 million from principal paydowns, calls and maturities of investment securities, loan payoffs of $25.5 million, $20.5 million in amortization of principal and a net $9.5 million decrease in utilization of credit lines, in addition to $4.9 million in net cash provided by operating activities.

Significant uses of liquidity during the first three months of 2025 were $47.4 million in loan fundings, $33.6 million in investment securities purchased, and $4.0 million in cash dividends paid on common stock to our shareholders. Refer to the Consolidated Statement of Cash Flows in this Form 10-Q for additional information on our sources and uses of liquidity. Management anticipates that our current strong liquidity position, as detailed in this report, and contingent funding sources outlined in the table above are adequate to support our operational needs.

Unfunded credit commitments, as discussed in Note 8 to the Consolidated Financial Statements in this Form 10-Q, totaled $451.2 million at March 31, 2025. We expect to fund these commitments to the extent utilized primarily through the repayment of existing loans, principal paydowns of investment securities, and liquid assets.

Over the next twelve months, $206.0 million of time deposits will mature. We expect that a high percentage of these funds will remain with the Bank either through renewals or shifts to other deposit products. Any outflows can be absorbed by the Bank's excess liquidity. We believe our emphasis on local deposits, combined with our immediately available funding sources, provides a very stable base for our liquidity needs.

We had no outstanding borrowings under our credit facilities at March 31, 2025, nor at December 31, 2024, as discussed in Note 6 to the Consolidated Financial Statements in ITEM 1 of this report.

Because Bancorp is a holding company and does not conduct regular banking operations, its primary sources of liquidity are dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to Bancorp without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s net profits from the previous three fiscal years less the amount of dividends paid during that period. Dividends in excess of that amount may be paid with prior approval of the Department of Financial Protection and Innovation ("DFPI"). The Bank received approval from the State of California - DFPI on May 30, 2024, for a dividend of $19.0 million which was paid to Bancorp on June 24, 2024. The primary uses of funds for Bancorp are shareholder dividends, share repurchases and ordinary operating expenses.  Bancorp held $5.8 million in cash at March 31, 2025. Management has requested approval from the DFPI for a dividend to be paid in the second quarter of 2025.

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

Page-43

Reconciliation of GAAP and Non-GAAP Financial Measures

(in thousands, except per share amounts; unaudited)		March 31, 2025	December 31, 2024
Tangible Common Equity - Bancorp
Total stockholders' equity		$439,566	$435,407
Goodwill and core deposit intangible		(75,319)	(75,546)
Total TCE	a	364,247	359,861
Unrealized losses on HTM securities, net of tax [1]		(77,768)	(89,171)
Unrealized losses on HTM securities included in AOCI, net of tax [2]		7,462	7,701
TCE, net of unrealized losses on HTM securities (non-GAAP)	b	$293,941	$278,391
Total assets		$3,784,243	$3,701,335
Goodwill and core deposit intangible		(75,319)	(75,546)
Total tangible assets	c	3,708,924	3,625,789
Unrealized losses on HTM securities, net of tax [1]		(77,768)	(89,171)
Unrealized losses on HTM securities included in AOCI, net of tax [2]		7,462	7,701
Total tangible assets, net of unrealized losses on HTM securities (non-GAAP)	d	$3,638,618	$3,544,319
Bancorp TCE ratio	a / c	9.8%	9.9%
Bancorp TCE ratio, net of unrealized losses on HTM securities (non-GAAP)	b / d	8.1%	7.9%
Tangible Book Value Per Share
Common shares outstanding	e	16,203	16,089
Book value per share		$27.13	$27.06
Tangible book value per share	a / e	$22.48	$22.37
[1] Unrealized losses on held-to-maturity securities as of March 31, 2025 and December 31, 2024 of $110.4 million and $126.6 million, respectively, including the unrealized losses that resulted from the transfer of securities from AFS to HTM, net of an estimated $32.6 million and $37.4 million, respectively, in deferred tax benefits based on a blended state and federal statutory tax rate of 29.56%.
[2] The remaining unrealized losses that resulted from the transfer of securities from AFS to HTM, net of an estimated $3.1 million and $3.2 million, respectively, in deferred tax benefits based on a blended state and federal statutory tax rate of 29.56% are added back as they are already included in AOCI.

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

ALCO and the Board of Directors review our exposure to interest rate risk at least quarterly. We use simulation models to measure interest rate risk and to evaluate strategies to improve profitability in the context of policy guidelines. A simplified statement of condition is prepared on a quarterly basis as a starting point, using instrument level data of our actual loans, investments, borrowings and deposits as inputs. If potential changes to net equity value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, management may adjust the asset and liability mix to bring the risk position within approved limits or take other actions. Governing policies are subject to review by regulators and are updated to incorporate their observations and adapt to changes in idiosyncratic and systemic risks. As of March 31, 2025, interest rate risk was within policy guidelines established by ALCO and the Board. One set of interest rates modeled and evaluated against flat interest rates and a static balance sheet is a series of immediate parallel shifts
Page-44

in the yield curve. Our most recent analysis of our interest rate sensitivity is provided in the following table as an example rather than an expectation of likely interest rate movements.

Immediate Changes in Interest Rates (in basis points)	Estimated Change in Net Interest Income in Year 1, as Percent of Net Interest Income	Estimated Change in Net Interest Income in Year 2, as Percent of Net Interest Income
up 400	(6.4)%	6.9%
up 300	(4.6)%	5.3%
up 200	(2.8)%	3.8%
up 100	(1.4)%	1.7%
down 100	1.5%	0.4%
down 200	3.7%	2.2%
down 300	4.6%	2.4%
down 400	4.4%	2.5%

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

The above tables reflect deposit betas of up to 70%, averaging 42%, for rates paid on non-maturity interest-bearing deposits in rising rate scenarios. Deposit betas of up to 60%, averaging 36%, are applied to rates paid on non-maturity interest-bearing deposits in falling rate scenarios with a one month lag assumed. However, deposit pricing is actively managed at the relationship level and closely monitored real-time to avoid unintended consequences. The actual rates and timing of prepayments on loans and investment securities could vary significantly from the assumptions applied in the various scenarios. Lastly, uneven changes in different tenors of U.S. Treasury rates that result in changes to the shape of the yield curve could produce different results from those presented in the table. While not presented here, interest rate risk scenarios include yield curve steepening, flattening and twists. Accordingly, the results presented should not be relied upon as indicative of actual results in the event of changing market interest rates.

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

Changes in Internal Control over Financial Reporting

Page-45

During the quarter ended March 31, 2025, there were no significant changes that materially affected, or are reasonably likely to affect, our internal control over financial reporting. The term internal control over financial reporting, as defined by Rule 15d-15(f) of the Act, is a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and affected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

PART II       OTHER INFORMATION

ITEM 1         Legal Proceedings

Refer to Note 12 to the Consolidated Financial Statements in Item 8 of our 2024 Form 10-K and Note 8 to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

ITEM 1A      Risk Factors

Our business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond our control. In evaluating an investment in Bancorp's common stock, investors should consider, among other things, the risks previously disclosed in Part I, Item 1A, "Risk Factors" of our 2024 Form 10-K, and the information contained in this quarterly report on Form 10-Q and other reports and registration statements filed with the SEC, which are incorporated herein by reference. There have been no material changes to the risk factors disclosed in our 2024 Form 10-K.

ITEM 2       Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

On July 21, 2023, the Board of Directors approved the adoption of Bancorp's share repurchase program for up to $25.0 million and expiring on July 31, 2025. The only activity under the program was in the third quarter of 2024. Cumulative shares repurchased under the current program total 220,000 shares at an average price of $19.21 per share, with $20.7 million remaining available as of March 31, 2025. The Bank opted not to repurchase shares in the first quarter of 2025 nor the fourth quarter of 2024.

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

Bank of Marin Bancorp
(registrant)

May 12, 2025	/s/ Timothy D. Myers
Date	Timothy D. Myers
President and Chief Executive Officer
(Principal Executive Officer)

May 12, 2025	/s/ David Bonaccorso
Date	David Bonaccorso
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

Page-48