Form 10-Q
period 2025-06-30
Bank of Marin Bancorp
filed 2025-08-08
CIK 1403475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025
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
Yes   ☐    No  ☒

As of July 31, 2025, there were 16,125,301 shares of common stock outstanding.

Page-2

PART I       FINANCIAL INFORMATION

ITEM 1.     Financial Statements

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data; unaudited)	June 30, 2025	December 31, 2024
Assets
Cash, cash equivalents and restricted cash	$228,863	$137,304
Investment securities:
Held-to-maturity, at amortized cost (net of zero allowance for credit losses at June 30, 2025 and December 31, 2024)	823,314	879,199
Available-for-sale, at fair value (net of zero allowance for credit losses at June 30, 2025 and December 31, 2024)	391,985	387,534
Total investment securities	1,215,299	1,266,733
Loans, at amortized cost	2,073,638	2,083,256
Allowance for credit losses on loans	(29,854)	(30,656)
Loans, net of allowance for credit losses on loans	2,043,784	2,052,600
Goodwill	72,754	72,754
Bank-owned life insurance	70,432	71,026
Operating lease right-of-use assets	18,316	19,025
Bank premises and equipment, net	7,472	6,832
Core deposit intangible, net	2,344	2,792
Interest receivable and other assets	66,929	72,269
Total assets	$3,726,193	$3,701,335
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$1,379,814	$1,399,900
Interest bearing:
Transaction accounts	180,444	198,301
Savings accounts	221,172	225,691
Money market accounts	1,246,013	1,153,746
Time accounts	217,605	242,377
Total deposits	3,245,048	3,220,015
Borrowings and other obligations	77	154
Operating lease liabilities	20,668	21,509
Interest payable and other liabilities	21,862	24,250
Total liabilities	3,287,655	3,265,928
Commitments and contingent liabilities (Note 8)
Stockholders' Equity
Preferred stock, no par value, Authorized - 5,000,000 shares, none issued	—	—
Common stock, no par value, Authorized - 30,000,000 shares; issued and outstanding - 16,116,470 and 16,089,454 at June 30, 2025 and December 31, 2024, respectively	214,713	215,511
Retained earnings	238,225	249,964
Accumulated other comprehensive loss, net of taxes	(14,400)	(30,068)
Total stockholders' equity	438,538	435,407
Total liabilities and stockholders' equity	$3,726,193	$3,701,335

The accompanying notes are an integral part of these consolidated financial statements (unaudited).
Page-3

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three months ended			Six months ended
(in thousands, except per share amounts; unaudited)	June 30, 2025	March 31, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest income
Interest and fees on loans	$25,861	$25,183	$25,109	$51,044	$50,129
Interest on investment securities	8,423	8,261	8,299	16,684	17,104
Interest on federal funds sold and due from banks	2,004	1,795	924	3,799	1,245
Total interest income	36,288	35,239	34,332	71,527	68,478
Interest expense
Interest on interest-bearing transaction accounts	351	343	274	694	535
Interest on savings accounts	587	533	511	1,120	882
Interest on money market accounts	7,878	7,626	8,641	15,504	17,090
Interest on time accounts	1,559	1,790	2,291	3,349	4,571
Interest on borrowings and other obligations	1	1	148	2	239
Total interest expense	10,376	10,293	11,865	20,669	23,317
Net interest income	25,912	24,946	22,467	50,858	45,161
Provision for credit losses on loans	—	75	5,200	75	5,550
Net interest income after provision for credit losses	25,912	24,871	17,267	50,783	39,611
Non-interest income
Earnings on bank-owned life insurance, net	667	544	421	1,211	856
Wealth management and trust services	612	563	585	1,175	1,138
Service charges on deposit accounts	550	548	541	1,098	1,070
Debit card interchange fees, net	410	396	444	806	852
Dividends on Federal Home Loan Bank stock	362	375	366	737	743
Merchant interchange fees, net	90	96	10	186	177
Losses on sale of investment securities	(18,736)	—	(32,542)	(18,736)	(32,542)
Other income	424	352	420	776	705
Total non-interest income	(15,621)	2,874	(29,755)	(12,747)	(27,001)
Non-interest expense
Salaries and related benefits	12,045	12,050	12,364	24,095	24,448
Occupancy and equipment	2,226	2,106	2,049	4,332	4,018
Deposit network fees	1,054	932	916	1,986	1,761
Data processing	1,041	1,136	1,005	2,177	2,075
Professional services	908	937	1,043	1,845	2,121
Information technology	563	413	448	976	850
Federal Deposit Insurance Corporation insurance	421	388	426	809	861
Depreciation and amortization	320	322	379	642	767
Directors' expense	279	304	306	583	623
Amortization of core deposit intangible	220	227	246	447	497
Charitable contributions	116	403	604	519	617
Other expense	2,297	2,046	2,108	4,343	4,425
Total non-interest expense	21,490	21,264	21,894	42,754	43,063
(Loss) income before (benefit from) provision for income taxes	(11,199)	6,481	(34,382)	(4,718)	(30,453)
(Benefit from) provision for income taxes	(2,663)	1,605	(12,480)	(1,058)	(11,473)
Net (loss) income	$(8,536)	$4,876	$(21,902)	$(3,660)	$(18,980)
Net (loss) income per common share
Basic	$(0.53)	$0.31	$(1.36)	$(0.23)	$(1.18)
Diluted	$(0.53)	$0.30	$(1.36)	$(0.23)	$(1.18)
Weighted average shares:
Basic	15,989	15,977	16,108	15,983	16,095
Diluted	15,989	16,002	16,108	15,983	16,095
Comprehensive income:
Net (loss) income	$(8,536)	$4,876	$(21,902)	$(3,660)	$(18,980)
Other comprehensive income:
Change in net unrealized gains or losses on available-for-sale securities	(486)	3,289	559	2,803	(4,009)
Reclassification adjustment for realized losses on available-for-sale securities in net loss	18,736	—	32,542	18,736	32,542
Reclassification adjustment for gains or losses on fair value hedges	—	—	282	—	1,499
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	365	340	403	705	764
Other comprehensive income, before tax	18,615	3,629	33,786	22,244	30,796
Deferred tax expense	5,503	1,073	9,981	6,576	9,097
Other comprehensive income, net of tax	13,112	2,556	23,805	15,668	21,699
Total comprehensive income	$4,576	$7,432	$1,903	$12,008	$2,719

The accompanying notes are an integral part of these consolidated financial statements (unaudited).
Page-4

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the three months ended June 30, 2025 and 2024

(in thousands, except share data; unaudited)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total
	Shares	Amount
	Three months ended June 30, 2025
Balance at April 1, 2025	16,202,869	$216,263	$250,815	$(27,512)	$439,566
Net loss	—	—	(8,536)	—	(8,536)
Other comprehensive income, net of tax	—	—	—	13,112	13,112
Stock issued under employee stock purchase plan	401	9	—	—	9
Stock issued under employee stock ownership plan	21,500	429	—	—	429
Restricted stock granted	6,415	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(368)	(8)	—	—	(8)
Restricted stock forfeited / cancelled	(14,347)	—	—	—	—
Stock-based compensation - restricted stock	—	195	—	—	195
Cash dividends paid on common stock ($0.25 per share)	—	—	(4,054)	—	(4,054)
Stock repurchased	(100,000)	(2,175)	—	—	(2,175)
Balance at June 30, 2025	16,116,470	$214,713	$238,225	$(14,400)	$438,538
	Three months ended June 30, 2024
Balance at April 1, 2024	16,285,786	$218,342	$273,450	$(55,112)	$436,680
Net loss	—	—	(21,902)	—	(21,902)
Other comprehensive income, net of tax	—	—	—	23,805	23,805
Stock issued under employee stock purchase plan	751	12	—	—	12
Restricted stock surrendered for tax withholdings upon vesting	(166)	(3)	—	—	(3)
Restricted stock forfeited / cancelled	(8,111)	—	—	—	—
Stock-based compensation - stock options	—	20	—	—	20
Stock-based compensation - restricted stock	—	402	—	—	402
Cash dividends paid on common stock ($0.25 per share)	—	—	(4,071)	—	(4,071)
Balance at June 30, 2024	16,278,260	$218,773	$247,477	$(31,307)	$434,943

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the six months ended June 30, 2025 and 2024

(in thousands, except share data; unaudited)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total
	Shares	Amount
	Six months ended June 30, 2025
Balance at January 1, 2025	16,089,454	$215,511	$249,964	$(30,068)	$435,407
Net loss	—	—	(3,660)	—	(3,660)
Other comprehensive income, net of tax	—	—	—	15,668	15,668
Stock issued under employee stock purchase plan	803	17	—	—	17
Stock issued under employee stock ownership plan	38,500	846	—	—	846
Restricted stock granted	96,620	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(4,325)	(104)	—	—	(104)
Restricted stock forfeited / cancelled	(15,417)	—	—	—	—
Stock-based compensation - stock options	—	5	—	—	5
Stock-based compensation - restricted stock	—	358	—	—	358
Cash dividends paid on common stock ($0.50 per share)	—	—	(8,079)	—	(8,079)
Stock issued in payment of director fees	10,835	255	—	—	255
Stock repurchased	(100,000)	(2,175)	—	—	(2,175)
Balance at June 30, 2025	16,116,470	$214,713	$238,225	$(14,400)	$438,538
	Six months ended June 30, 2024
Balance at January 1, 2024	16,158,413	$217,498	$274,570	$(53,006)	$439,062
Net loss	—	—	(18,980)	—	(18,980)
Other comprehensive income, net of tax	—	—	—	21,699	21,699
Stock issued under employee stock purchase plan	1,372	22	—	—	22
Stock issued under employee stock ownership plan	24,600	425	—	—	425
Restricted stock granted	106,964	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(3,504)	(58)	—	—	(58)
Restricted stock forfeited / cancelled	(21,395)	—	—	—	—
Stock-based compensation - stock options	—	37	—	—	37
Stock-based compensation - restricted stock	—	590	—	—	590
Cash dividends paid on common stock ($0.50 per share)	—	—	(8,113)	—	(8,113)
Stock issued in payment of director fees	11,810	259	—	—	259
Balance at June 30, 2024	16,278,260	$218,773	$247,477	$(31,307)	$434,943

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Page-5

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2025 and 2024

(in thousands; unaudited)	2025	2024
Cash Flows from Operating Activities:
Net loss	$(3,660)	$(18,980)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for credit losses on loans	75	5,550
Noncash contribution expense to employee stock ownership plan	846	425
Noncash director compensation expense	255	259
Stock-based compensation expense	363	627
Amortization of core deposit intangible	447	497
Amortization of investment security premiums, net of accretion of discounts	559	2,437
Accretion of discounts on acquired loans, net	(82)	(174)
Net change in deferred loan origination costs/fees	(64)	185
Loss on sale of investment securities	18,736	32,542
Depreciation and amortization	642	767
Loss on disposal of premises and equipment	1	21
Earnings on bank-owned life insurance policies	(1,211)	(856)
Net changes in interest receivable and other assets	(1,396)	(14,186)
Net changes in interest payable and other liabilities	(2,535)	(1,339)
Total adjustments	16,636	26,755
Net cash provided by operating activities	12,976	7,775
Cash Flows from Investing Activities:
Purchase of available-for-sale securities	(252,714)	(18,987)
Proceeds from sale of available-for-sale securities	167,017	292,627
Proceeds from paydowns/maturities of held-to-maturity securities	56,140	20,861
Proceeds from paydowns/maturities of available-for-sale securities	83,939	19,517
(Increase) decrease in loans receivable, net	9,062	(8,854)
Purchase of bank-owned life insurance policies	—	(1,210)
Proceeds from bank-owned life insurance policies	1,805	—
Purchase of premises and equipment	(1,281)	(250)
Cash paid for low income housing tax credit investment	—	(1)
Net cash provided by investing activities	63,968	303,703
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	25,033	(76,298)
Repayment of short-term borrowings, net	—	(26,000)
Repayment of finance lease obligations	(77)	(76)
Restricted stock surrendered for tax withholdings upon vesting	(104)	(58)
Cash dividends paid on common stock	(8,079)	(8,113)
Stock repurchased	(2,175)	—
Proceeds from stock issued under employee and director stock purchase plans	17	22
Net cash used in financing activities	14,615	(110,523)
Net increase in cash, cash equivalents and restricted cash	91,559	200,955
Cash, cash equivalents and restricted cash at beginning of period	137,304	30,453
Cash, cash equivalents and restricted cash at end of period	$228,863	$231,408
Supplemental disclosure of cash flow information:
Interest paid on deposits and borrowings	$22,053	$23,487
Income taxes paid, net of refunds	$2,930	$2,100
Supplemental disclosure of noncash investing and financing activities:
Change in net unrealized gains or losses on available-for-sale securities	$2,803	$(4,009)
Amortization of net unrealized loss on available-for-sale securities transferred to held-to-maturity	$705	$764

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

Segment Reporting: Our Chief Operating Decision Maker ("CODM") is our Chief Executive Officer, who reviews our financial information on a consolidated basis for purposes of evaluating financial performance and allocating resources. We have one operating and reportable segment, community banking, and our other operating segment, wealth management services, does not meet the quantitative threshold for separate reporting. Our CODM reviews consolidated net income (loss) before provision for income taxes as our primary measure of profitability alongside significant expense information consistent with the expense captions presented in our Consolidated Statements of Comprehensive Income (Loss). These metrics are used by our CODM to monitor actual results and to benchmark to our peers. Segment assets are equal to consolidated total assets in our Consolidated Statements of Condition and all segment non-cash items are equal to those disclosed in our Consolidated Statements of Cash flows. We derive materially all of our income or loss from activities within the United States, and materially all of our long lived assets are physically located within the United States. No single customer or client relationship accounts for ten percent or more of our income.

Page-7

Segment revenue, profit or loss, significant segment expenses and other segment items	Three months ended		Six months ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Community banking segment:
Interest income	$36,288	34,332	71,527	68,478
Non-interest income	(16,233)	(30,340)	(13,922)	(28,139)

Reconciliation of income
All other income[1]	612	585	1,175	1,138
Total consolidated income	20,667	4,577	58,780	41,477

Less:[2]
Total interest expense	10,376	11,865	20,669	23,317
Provision for credit losses on loans	—	5,200	75	5,550
Provision for credit losses on unfunded loan commitments	—	—	—	—
Non-interest expense
Salaries and related benefits	11,851	12,126	23,689	23,964
Occupancy and equipment	2,225	2,049	4,331	4,016
Data processing	1,008	962	2,087	1,985
Deposit network fees	1,054	916	1,986	1,761
Information technology	563	448	976	850
Charitable contributions	116	604	519	617
Federal Deposit Insurance Corporation insurance	421	426	809	861
Professional services	757	902	1,541	1,853
Depreciation and amortization	320	379	642	767
Directors' expense	279	306	583	623
Amortization of core deposit intangible	220	246	447	497
Other expense	2,278	2,090	4,314	4,392
Segment (loss) income	(10,801)	(33,942)	(3,888)	(29,576)

Reconciliation of segment income
All other loss[1]	398	440	830	877
Loss before income taxes	$(11,199)	$(34,382)	$(4,718)	$(30,453)
[1]Other income and loss from segment below the quantitative thresholds are attributable to one operating segment of the Bank, the Wealth Management and Trust Services, which does not meet the quantitative thresholds for presenting reportable segments. Expenses of Wealth Management and Trust Services are comprised of salary and employee benefits, professional services, data processing, occupancy and equipment and other expenses totaling $398 thousand, and $440 thousand for the three months ended June 30, 2025 and 2024, respectively, and $830 thousand and $877 thousand for the six months ended June 30, 2025 and 2024, respectively.

[2]The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
Earnings Per Share: The following table shows: 1) weighted average basic shares, 2) potentially dilutive weighted average common shares related to stock options and unvested restricted stock awards, and 3) weighted average diluted shares. Basic earnings (loss) per share (“EPS”) are calculated by dividing net income (loss) by the weighted average number of common shares outstanding during each period, excluding unvested restricted stock awards. Diluted EPS are calculated using the weighted average number of potentially dilutive common shares. The number of potentially dilutive common shares included in the quarterly diluted EPS is computed using the average market prices during the three months included in the reporting period under the treasury stock method. The number of potentially dilutive common shares included in year-to-date diluted EPS is a year-to-date weighted average of potentially dilutive common shares included in each quarterly diluted EPS computation. In computing diluted EPS, we exclude anti-dilutive shares such as options whose exercise prices exceed the current common stock price, as they would not reduce EPS under the treasury stock method. We have two forms of outstanding common stock: common stock and unvested restricted stock awards. Holders of unvested restricted stock awards receive non-forfeitable dividends at the same rate as common shareholders and they both share equally in undistributed earnings. Under the two-class method, the difference in EPS is nominal for these participating securities.

Page-8

	Three months ended		Six months ended
(in thousands, except per share data)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Weighted average basic common shares outstanding	15,989	16,108	15,983	16,095
Potentially dilutive common shares related to:
Stock options	—	—	—	—
Unvested restricted stock awards	—	—	—	—
Weighted average diluted common shares outstanding	15,989	16,108	15,983	16,095
Net loss	$(8,536)	$(21,902)	$(3,660)	$(18,980)
Basic loss per common share	$(0.53)	$(1.36)	$(0.23)	$(1.18)
Diluted loss per common share [1]	$(0.53)	$(1.36)	$(0.23)	$(1.18)
Weighted average anti-dilutive common shares and unvested restricted shares not included in the calculation of diluted EPS	298	393	284	325
[1] Because Bancorp was in a net loss position for the three and six months ended June 30, 2025 and 2024, diluted net loss per share is the same as basic net loss per share, as the inclusion of potentially dilutive common shares would have been anti-dilutive.

Note 2: Recently Adopted and Issued Accounting Standards

Accounting Standards Adopted in 2025

We have not adopted any new accounting standards during the six months ended June 30, 2025.

Accounting Standards Not Yet Adopted
In December 2023, the Financial Accounting Standards Board "FASB" issued Accounting Standards Update "ASU" No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require disaggregated information about the effective tax rate reconciliation and additional disclosures on reconciling items and taxes paid that meet a quantitative threshold. The amendments are effective for annual reporting periods beginning after December 15, 2024, and may be adopted either prospectively or retrospectively. Early adoption is permitted. The Company expects this ASU to only impact its disclosure requirements (i.e.2025 Form 10-K) and does not expect the adoption of this ASU to have a material impact on its business operations or Consolidated Statements of Financial Condition.
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

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which revises current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity that meets the definition of a business. The amendments require that an entity consider the same factors that are currently required for determining which entity is the accounting acquirer in other acquisition transactions. ASU 2025-03 is effective for the Company's annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. ASU 2025-03 is required to be applied prospectively. The Company is evaluating the impact of this update on its financial statements and related disclosures, and does not expect the adoption to have a material impact on its business operations or Consolidated Statements of Financial Condition.
In May 2025, the FASB issued ASU 2025-04, Compensation – Stock Compensation (Topic 718) and Revenue From Contracts With Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer, to clarify guidance in Topic 606 and Topic 718 related to share-based payments made as consideration payable to a customer. This amendment revises the Master Glossary definition of a performance obligation to include conditions tied to a customer’s purchases or those of other parties within the distribution chain. This revised definition applies only to share-based consideration payable to customers and cannot be analogized to awards granted to employees
Page-9

or nonemployees. Additionally, the amendment clarifies that grantors must evaluate the likelihood of vesting using Topic 718 alone and should not apply the variable consideration constraints from Topic 606. ASU 2025-04 is effective for the Company's annual reporting periods beginning after Dec. 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is evaluating the impact of this update on its financial statements and related disclosures, and does not expect the adoption to have a material impact on its business operations or Consolidated Statements of Financial Condition.

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

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measurement Categories: Changes in Fair Value Recorded In1
June 30, 2025
Securities available-for-sale:
Commercial mortgage-backed securities, mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$364,638	$—	$364,638	$—	OCI
Obligations of state and political subdivisions	$27,347	$—	$27,347	$—	OCI
Derivative financial assets (interest rate contracts)	$177	$—	$177	$—	NI
Derivative financial liabilities (interest rate contracts)	$10	$—	$10	$—	NI
December 31, 2024
Securities available-for-sale:
Commercial mortgage-backed securities, mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$279,838	$—	$279,838	$—	OCI
SBA-backed securities	$308	$—	$308	$—	OCI
Debentures of government sponsored agencies	$7,210	$—	$7,210	$—	OCI
U.S. Treasury securities	$10,815	$10,815	$—	$—	OCI
Obligations of state and political subdivisions	$83,714	$—	$83,714	$—	OCI
Corporate bonds	$5,649	$—	$5,649	$—	OCI
Derivative financial assets (interest rate contracts)	$333	$—	$333	$—	NI
 1 Other comprehensive income ("OCI") or net income ("NI").

Available-for-sale securities are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of available-for-sale securities. If quoted market prices are not available, we obtain pricing information from a reputable third-party service provider, who may utilize valuation
Page-10

techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity and credit spreads (Level 2).   Level 2 securities include obligations of state and political subdivisions, U.S. agencies or government-sponsored agencies' debt securities, mortgage-backed securities, government agency-issued securities, and corporate bonds. As of June 30, 2025 and December 31, 2024, there were no Level 3 securities.

Held-to-maturity securities may be subject to an allowance for credit losses as a result of our evaluation of expected losses due to credit quality factors. We did not record any credit loss expense on held-to-maturity securities during either the six months ended June 30, 2025 or June 30, 2024. Fair value of held-to-maturity securities is determined using the same techniques discussed above for available-for-sale securities.

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
Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of June 30, 2025 and December 31, 2024, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in this note). The carrying amounts in the following table are recorded in the consolidated statements of condition under the indicated captions. Further, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements such as bank-owned life insurance policies ("BOLI"), lease obligations and non-maturity deposit liabilities. Additionally, we held shares of Federal Home Loan Bank ("FHLB") of San Francisco stock at cost as of June 30, 2025 and December 31, 2024. There were no impairments or changes resulting from observable price changes in orderly transactions for the identical or similar investments of the same issuer as of June 30, 2025 or December 31, 2024. See further discussion on values within Note 4, Investment Securities.

	June 30, 2025			December 31, 2024
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets (recorded at amortized cost)
Cash and cash equivalents	$228,863	$228,863	Level 1	$137,304	$137,304	Level 1
Investment securities held-to-maturity	823,314	727,596	Level 2	879,199	763,535	Level 2
Loans, net of allowance for credit losses	2,043,784	1,973,448	Level 3	2,052,600	1,965,429	Level 3
Interest receivable	10,868	10,868	Level 2	11,934	11,934	Level 2
Financial liabilities (recorded at amortized cost)
Time deposits	217,605	218,430	Level 2	242,377	243,773	Level 2
Interest payable	1,635	1,635	Level 2	3,019	3,019	Level 2
Page-11

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
The value of off-balance-sheet financial instruments is estimated based on the fee income associated with the commitments, which in the absence of credit exposure, is considered to approximate their settlement value. The fair value of commitment fees was not material as of June 30, 2025 or December 31, 2024.

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

A summary of the amortized cost, fair value and allowance for credit losses related to securities held-to-maturity as of June 30, 2025 and December 31, 2024 is presented below.

Held-to-maturity:	Amortized Cost [1]	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized		Fair Value
(in thousands)				Gains	(Losses)
June 30, 2025
Securities of U.S. government-sponsored enterprises:
CMBS issued by FHLMC, FNMA and GNMA	$239,623	$—	$239,623	$—	$(28,390)	$211,233
CMOs issued by FHLMC, FNMA and GNMA	200,269	—	200,269	101	(13,276)	187,094
MBS pass-through securities issued by FHLMC, FNMA and GNMA	184,141	—	184,141	—	(26,982)	157,159
SBA-backed securities	1,382	—	1,382	—	(33)	1,349
Debentures of government-sponsored agencies	121,580	—	121,580	—	(18,687)	102,893
Obligations of state and political subdivisions	61,319	—	61,319	1	(8,071)	53,249
Corporate bonds	15,000	—	15,000	—	(381)	14,619
Total held-to-maturity	$823,314	$—	$823,314	$102	$(95,820)	$727,596
December 31, 2024
Securities of U.S. government-sponsored enterprises:
CMBS issued by FHLMC, FNMA and GNMA	$242,559	$—	$242,559	$—	$(34,449)	$208,110
CMOs issued by FHLMC, FNMA and GNMA	209,748	—	209,748	—	(18,492)	191,256
MBS pass-through securities issued by FHLMC, FNMA and GNMA	192,388	—	192,388	—	(30,942)	161,446
SBA-backed securities	1,513	—	1,513	—	(61)	1,452
Debentures of government-sponsored agencies	141,431	—	141,431	—	(22,694)	118,737
Obligations of state and political subdivisions	61,560	—	61,560	—	(8,341)	53,219
Corporate bonds	30,000	—	30,000	—	(685)	29,315
Total held-to-maturity	$879,199	$—	$879,199	$—	$(115,664)	$763,535
[1] Amortized cost and fair values exclude accrued interest receivable of $2.9 million and $3.4 million at June 30, 2025 and December 31, 2024, respectively, which is included in interest receivable and other assets in the consolidated statements of condition.

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
Page-12

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

The following table summarizes the amortized cost of our portfolio of held-to-maturity securities issued by states and political subdivisions and corporate bonds by Moody's and/or Standard & Poor's bond ratings as of June 30, 2025 and December 31, 2024.

	Obligations of state and political subdivisions		Corporate bonds
(in thousands)	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Aaa / AAA	$38,479	$42,161	$—	$—
Aa1 / AA+	22,840	19,399	—	—
A2 / A	—	—	15,000	30,000
Total	$61,319	$61,560	$15,000	$30,000

A summary of the amortized cost, fair value and allowance for credit losses related to securities available-for-sale as of June 30, 2025 and December 31, 2024 is presented below.

Available-for-sale:	Amortized Cost [1]	Gross Unrealized		Allowance for Credit Losses	Fair Value
(in thousands)		Gains	(Losses)
June 30, 2025
Securities of U.S. government-sponsored enterprises:
CMBS issued by FHLMC, FNMA and GNMA	$175,456	$528	$(627)	$—	$175,357
CMOs issued by FHLMC, FNMA and GNMA	150,444	105	(1,646)	—	148,903
MBS pass-through securities issued by FHLMC, FNMA and GNMA	42,732	159	(2,513)	—	40,378
Obligations of state and political subdivisions	33,573	—	(6,226)	—	27,347
Total available-for-sale	$402,205	$792	$(11,012)	$—	$391,985
December 31, 2024
Securities of U.S. government-sponsored enterprises:
CMBS issued by FHLMC, FNMA and GNMA	$222,862	$154	$(4,977)	$—	218,039
CMOs issued by FHLMC, FNMA and GNMA	42,432	28	(6,321)	—	36,139
MBS pass-through securities issued by FHLMC, FNMA and GNMA	30,498	2	(4,840)	$—	25,660
SBA-backed securities	331	—	(23)	—	308
Debentures of government- sponsored agencies	8,971	—	(1,761)	—	7,210
U.S. Treasury securities	12,020	—	(1,205)		10,815
Obligations of state and political subdivisions	96,178	—	(12,464)	—	83,714
Corporate bonds	6,000	—	(351)	—	5,649
Total available-for-sale	$419,292	$184	$(31,942)	$—	$387,534
[1] Amortized cost and fair value exclude accrued interest receivable of $1.4 million and $1.7 million at June 30, 2025 and December 31, 2024, respectively, which is included in interest receivable and other assets in the consolidated statements of condition.

The amortized cost and fair value of investment debt securities by contractual maturity at June 30, 2025 and December 31, 2024 are shown below. Expected maturities may differ from contractual maturities if the issuers of the securities have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2025				December 31, 2024
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$13,426	$13,269	$48,086	$48,018	$36,476	$36,380	$99,431	$99,258
After one but within five years	123,981	116,754	69,789	70,072	118,590	110,857	106,986	103,058
After five years through ten years	209,666	182,041	74,799	74,811	229,040	191,328	75,429	67,940
After ten years	476,241	415,532	209,531	199,084	495,093	424,970	137,446	117,278
Total	$823,314	$727,596	$402,205	$391,985	$879,199	$763,535	$419,292	$387,534

Page-13

Sales of investment securities and gross gains and losses are shown in the following table:

	Three months ended		Six months ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Available-for-sale:
Sales proceeds	$167,017	$292,627	$167,017	$292,627
Gross realized gains	—	—	—	—
Gross realized losses	(18,736)	(32,542)	(18,736)	(32,542)
The reported values of pledged investment securities are shown in the following table.

(in thousands)	June 30, 2025	December 31, 2024
Pledged to the State of California:
Secure public deposits in compliance with the Local Agency Security Program	$326,962	$288,385
Collateral for trust deposits	1,200	1,284
Collateral for Wealth Management and Trust Services checking account	1,500	895
Total investment securities pledged to the State of California	329,662	290,564
Bankruptcy trustee deposits pledged with Federal Reserve Bank	2,142	651
Pledged to FHLB Securities-Backed Credit Program	274,290	284,148
Pledged to the Federal Reserve Discount Window	322,977	365,759
Total pledged investment securities	$929,071	$941,122

There were 166 and 269 securities in unrealized loss positions at June 30, 2025 and December 31, 2024, respectively. Those securities are summarized and classified according to the duration of the loss period in the tables below:

June 30, 2025	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
CMBS issued by FHLMC, FNMA and GNMA	$—	$—	$211,233	$(28,390)	$211,233	$(28,390)
CMOs issued by FHLMC, FNMA and GNMA	7,882	(1,119)	168,972	(12,157)	176,854	(13,276)
MBS pass-through securities issued by FHLMC, FNMA and GNMA	3,230	(87)	153,929	(26,895)	157,159	(26,982)
SBA-backed securities	—	—	1,349	(33)	1,349	(33)
Debentures of government-sponsored agencies	—	—	102,893	(18,687)	102,893	(18,687)
Obligations of state and political subdivisions	2,434	(119)	47,788	(7,952)	50,222	(8,071)
Corporate bonds	—	—	14,619	(381)	14,619	(381)
Total held-to-maturity	13,546	(1,325)	700,783	(94,495)	714,329	(95,820)
Available-for-sale:
CMBS issued by FHLMC, FNMA and GNMA	70,746	(146)	13,509	(481)	84,255	(627)
CMOs issued by FHLMC, FNMA and GNMA	95,080	(976)	3,342	(670)	98,422	(1,646)
MBS pass-through securities issued by FHLMC, FNMA and GNMA	—	—	12,091	(2,513)	12,091	(2,513)
Obligations of state and political subdivisions	—	—	27,347	(6,226)	27,347	(6,226)
Total available-for-sale	165,826	(1,122)	56,289	(9,890)	222,115	(11,012)
Total securities at loss position	$179,372	$(2,447)	$757,072	$(104,385)	$936,444	$(106,832)
Page-14

December 31, 2024	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
CMBS issued by FHLMC, FNMA and GNMA	$—	$—	$208,110	$(34,449)	$208,110	$(34,449)
CMOs issued by FHLMC, FNMA and GNMA	18,451	(1,623)	172,805	(16,869)	191,256	(18,492)
MBS pass-through securities issued by FHLMC, FNMA and GNMA	3,487	(150)	157,959	(30,792)	161,446	(30,942)
SBA-backed securities	—	—	1,452	(61)	1,452	(61)
Debentures of government- sponsored agencies	—	—	118,737	(22,694)	118,737	(22,694)
Obligations of state and political subdivisions	5,558	(44)	47,661	(8,297)	53,219	(8,341)
Corporate Bonds	—	—	29,315	(685)	29,315	(685)
Total held-to-maturity	27,496	(1,817)	736,039	(113,847)	763,535	(115,664)
Available-for-sale:
CMBS issued by FHLMC, FNMA and GNMA	$129,402	$(343)	$58,065	$(4,634)	$187,467	$(4,977)
CMOs issued by FHLMC, FNMA and GNMA	—	—	33,749	(6,321)	33,749	(6,321)
MBS pass-through securities issued by FHLMC, FNMA and GNMA	7	—	25,495	(4,840)	25,502	(4,840)
SBA-backed securities	—	—	309	(23)	309	(23)
Debentures of government- sponsored agencies	—	—	7,210	(1,761)	7,210	(1,761)
U.S. Treasury securities	—	—	10,815	(1,205)	10,815	(1,205)
Obligations of state and political subdivisions	—	—	83,714	(12,464)	83,714	(12,464)
Corporate Bonds	—	—	5,649	(351)	5,649	(351)
Total available-for-sale	129,409	(343)	225,006	(31,599)	354,415	(31,942)
Total securities at loss position	$156,905	$(2,160)	$961,045	$(145,446)	$1,117,950	$(147,606)

As of June 30, 2025, the investment portfolio included 144 investment securities that had been in a continuous loss position for twelve months or more and 22 investment securities that had been in a loss position for less than twelve months.

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
No allowances for credit losses have been recognized on available-for-sale securities in an unrealized loss position, as management does not believe any of the securities are impaired due to credit risk factors at either June 30, 2025 or December 31, 2024. In addition, for any available-for-sale securities in an unrealized loss position at June 30, 2025 and December 31, 2024, the Bank assessed whether it intended to sell the securities, or if it was more likely than not that it would be required to sell the securities before recovery of its amortized cost basis, which would require a write-down to fair value through net income. Because the Bank did not intend to sell those securities that were in an unrealized loss position, and it was not more-likely-than-not that the Bank would be required to sell the securities before recovery of their amortized cost bases, the Bank determined that no write-down was necessary as of the reporting date.

On July 7, 2023, the Bank entered into various interest rate swap agreements with notional values totaling $101.8 million to hedge balance sheet interest rate sensitivity and protect selected securities in its available-for-sale
Page-15

portfolio against changes in fair value related to changes in the benchmark interest rate. In the fourth quarter of 2024, the Bank terminated these contracts resulting in an immaterial loss to be amortized over the life of the hedged securities. In the second quarter of 2025, a total of $69.1 million of par value of these securities were sold. For additional details, refer to Note 9, Derivative Financial Instruments and Hedging Activities.

Non-Marketable Securities Included in Other Assets

FHLB Capital Stock

As a member of the FHLB, we are required to maintain a minimum investment in FHLB capital stock as determined by the Board of Directors of the FHLB. The minimum investment requirements can increase in the event we increase our total asset size or borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. We held $16.7 million of FHLB stock included in other assets on the consolidated statements of condition at both June 30, 2025 and December 31, 2024. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks, and they do not have a readily determinable market value. Based on our analysis of FHLB's financial condition and certain qualitative factors, we determined that the FHLB stock was not impaired at June 30, 2025 and December 31, 2024. On July 25, 2025, FHLB announced a cash dividend for the second quarter of 2025 at an annualized dividend rate of 8.75% to be distributed in mid-August 2025. Cash dividends paid on FHLB capital stock are recorded as non-interest income.

Note 5:  Loans and Allowance for Credit Losses on Loans

The following table presents the amortized cost of loans by portfolio class as of June 30, 2025 and December 31, 2024.

(in thousands)	June 30, 2025	December 31, 2024
Commercial and industrial	$154,576	$152,263
Real estate:
Commercial owner-occupied	320,439	321,962
Commercial non-owner occupied	1,285,803	1,273,596
Construction	25,018	36,970
Home equity	95,241	88,325
Other residential	127,947	143,207
Installment and other consumer loans	64,614	66,933
Total loans, at amortized cost [1]	2,073,638	2,083,256
Allowance for credit losses on loans	(29,854)	(30,656)
Total loans, net of allowance for credit losses on loans	$2,043,784	$2,052,600
1 Amortized cost includes net deferred loan origination costs of $2.6 million and $2.5 million at June 30, 2025 and December 31, 2024, respectively. Amounts are also net of unrecognized purchase discounts of $1.0 million and $1.1 million at June 30, 2025 and December 31, 2024, respectively. Amortized cost excludes accrued interest, which totaled $6.6 million and $6.8 million at June 30, 2025 and December 31, 2024, respectively, and is included in interest receivable and other assets in the consolidated statements of condition.

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

Page-16

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

The following tables present the loan portfolio by loan portfolio class, origination/renewal year and internal risk rating as of June 30, 2025 and December 31, 2024. The current year vintage table reflects gross charge-offs by loan portfolio class and year of origination. Generally, existing term loans that were re-underwritten are reflected in the table in the year of renewal. Lines of credit that have a conversion feature at the time of origination, such as construction to perm loans, are presented by year of origination.

(in thousands)	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
June 30, 2025	2025	2024	2023	2022	2021	Prior		Total
Commercial and industrial:
Pass and Watch	$13,121	$8,645	$18,731	$6,956	$1,013	$26,512	$68,946	$143,924
Special Mention	—	—	—	—	—	161	—	161
Substandard	—	503	—	2,793	—	—	7,195	10,491
Total commercial and industrial	$13,121	$9,148	$18,731	$9,749	$1,013	$26,673	$76,141	$154,576
Gross current period charge-offs	$—	$—	$—	$—	$—	$—	$(52)	$(52)
Commercial real estate, owner-occupied:
Pass and Watch	$16,368	$14,513	$12,908	$41,062	$43,799	$161,450	$70	$290,170
Special Mention	—	—	372	—	18,516	5,082	—	23,970
Substandard	—	—	99	3,214	—	2,986	—	6,299
Total commercial real estate, owner-occupied	$16,368	$14,513	$13,379	$44,276	$62,315	$169,518	$70	$320,439
Commercial real estate, non-owner occupied:
Pass and Watch	$63,956	$105,302	$64,138	$158,730	$193,971	$585,928	$10,962	$1,182,987
Special Mention	1,095	15,244	—	2,712	—	41,639	—	60,690
Substandard	2,771	—	—	—	—	39,355	—	42,126
Total commercial real estate, non-owner occupied	$67,822	$120,546	$64,138	$161,442	$193,971	$666,922	$10,962	$1,285,803
Gross current period charge-offs	$—	$—	$—	$—	$(809)	$—	$—	$(809)
Page-18

(in thousands)	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
June 30, 2025	2025	2024	2023	2022	2021	Prior		Total
Construction:
Pass and Watch	$4,372	$13,938	$—	$—	$—	$—	$—	$18,310
Special Mention	6,708	—	—	—	—	—	—	6,708
Total construction	$11,080	$13,938	$—	$—	$—	$—	$—	$25,018
Home equity:
Pass and Watch	$—	$76	$13	$—	$—	$928	$92,708	$93,725
Substandard	—	—	—	—	—	170	1,346	1,516
Total home equity	$—	$76	$13	$—	$—	$1,098	$94,054	$95,241
Other residential:
Pass and Watch	$2,386	$24,818	$16,851	$17,979	$11,636	$53,995	$—	$127,665
Substandard	—	—	76	—	206	—	—	282
Total other residential	$2,386	$24,818	$16,927	$17,979	$11,842	$53,995	$—	$127,947
Installment and other consumer:
Pass and Watch	$7,185	$15,439	$12,231	$9,449	$7,171	$11,438	$1,325	$64,238
Substandard	—	—	176	—	190	10	—	376
Total installment and other consumer	$7,185	$15,439	$12,407	$9,449	$7,361	$11,448	$1,325	$64,614
Gross current period charge-offs	$—	$—	$—	$—	$—	$(15)	$(1)	$(16)
Total loans:
Pass and Watch	$107,388	$182,731	$124,872	$234,176	$257,590	$840,251	$174,011	$1,921,019
Total Special Mention	$7,803	$15,244	$372	$2,712	$18,516	$46,882	$—	$91,529
Total Substandard	$2,771	$503	$351	$6,007	$396	$42,521	$8,541	$61,090
Totals	$117,962	$198,478	$125,595	$242,895	$276,502	$929,654	$182,552	$2,073,638
Total gross current period charge-offs	$—	$—	$—	$—	$(809)	$(15)	$(53)	$(877)

(in thousands)	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
December 31, 2024	2024	2023	2022	2021	2020	Prior		Total
Commercial and industrial:
Pass and Watch	$9,951	$20,282	$7,742	$1,371	$2,650	$27,487	$71,212	$140,695
Special Mention	598	—	—	—	5	221	7,286	8,110
Substandard	—	—	2,793	—	—	—	665	3,458
Total commercial and industrial	$10,549	$20,282	$10,535	$1,371	$2,655	$27,708	$79,163	$152,263
Commercial real estate, owner-occupied:
Pass and Watch	$14,638	$13,386	$43,381	$44,536	$41,160	$130,197	$169	$287,467
Special Mention	—	378	—	18,870	804	9,499	—	29,551
Substandard	—	—	2,110	—	—	2,834	—	4,944
Total commercial real estate, owner-occupied	$14,638	$13,764	$45,491	$63,406	$41,964	$142,530	$169	$321,962
Commercial real estate, non-owner occupied:
Pass and Watch	$119,053	$64,906	$162,804	$196,661	$179,060	$442,574	$9,178	$1,174,236
Special Mention	18,343	—	2,736	2,097	729	39,888	—	63,793
Substandard	—	497	—	2,127	—	32,943	—	35,567
Total commercial real estate, non-owner occupied	$137,396	$65,403	$165,540	$200,885	$179,789	$515,405	$9,178	$1,273,596
Construction:
Pass and Watch	$18,128	$—	$11,380	$—	$—	$—	$—	$29,508
Special Mention	7,462	—	—	—	—	—	—	7,462
Total construction	$25,590	$—	$11,380	$—	$—	$—	$—	$36,970
Home equity:
Pass and Watch	$94	$13	$—	$—	$—	$968	$86,337	$87,412
Substandard	—	—	—	—	—	174	739	913
Total home equity	$94	$13	$—	$—	$—	$1,142	$87,076	$88,325
Page-19

(in thousands)	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
December 31, 2024	2024	2023	2022	2021	2020	Prior		Total
Other residential:
Pass and Watch	$35,390	$17,267	$19,682	$12,989	$24,378	$33,501	$—	$143,207
Total other residential	$35,390	$17,267	$19,682	$12,989	$24,378	$33,501	$—	$143,207
Installment and other consumer:
Pass and Watch	$17,525	$15,429	$10,841	$7,798	$2,788	$10,901	$1,429	$66,711
Substandard	—	—	—	207	—	15	—	222
Total installment and other consumer	$17,525	$15,429	$10,841	$8,005	$2,788	$10,916	$1,429	$66,933
Gross current period charge-offs	$—	$(14)	$—	$(39)	$—	$(1)	$(4)	$(58)
Total loans:
Pass and Watch	$214,779	$131,283	$255,830	$263,355	$250,036	$645,628	$168,325	$1,929,236
Total Special Mention	$26,403	$378	$2,736	$20,967	$1,538	$49,608	$7,286	$108,916
Total Substandard	$—	$497	$4,903	$2,334	$—	$35,966	$1,404	$45,104
Totals	$241,182	$132,158	$263,469	$286,656	$251,574	$731,202	$177,015	$2,083,256

The following table shows the amortized cost of loans by portfolio class, payment aging and non-accrual status as of June 30, 2025 and December 31, 2024.

Loan Aging Analysis by Class
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, non-owner occupied	Construction	Home equity	Other residential	Installment and other consumer	Total
June 30, 2025
30-59 days past due	$695	$1,008	$—	$—	$986	$—	$325	$3,014
60-89 days past due	1	—	—	—	149	76	—	226
90 days or more past due [1]	2,793	356	8,118	—	749	206	10	12,232
Total past due	3,489	1,364	8,118	—	1,884	282	335	15,472
Current	151,087	319,075	1,277,685	25,018	93,357	127,665	64,279	2,058,166
Total loans [1]	$154,576	$320,439	$1,285,803	$25,018	$95,241	$127,947	$64,614	$2,073,638
Non-accrual loans [2]	$2,793	$1,554	$26,012	$—	$1,456	$282	$375	$32,472
Non-accrual loans with no allowance	$—	$1,554	$8,835	$—	$1,456	$206	$375	$12,426
December 31, 2024
30-59 days past due	$203	$208	$718	$—	$738	$—	$415	$2,282
60-89 days past due	—	559	—	—	186	—	7	752
90 days or more past due [1]	2,793	113	10,742	—	248	—	8	13,904
Total past due	2,996	880	11,460	—	1,172	—	430	16,938
Current	149,267	321,082	1,262,136	36,970	87,153	143,207	66,503	2,066,318
Total loans [1]	$152,263	$321,962	$1,273,596	$36,970	$88,325	$143,207	$66,933	$2,083,256
Non-accrual loans [2]	$2,845	$1,537	$28,525	$—	$752	$—	$222	$33,881
Non-accrual loans with no allowance	$—	$1,537	$497	$—	$752	$—	$207	$2,993
1 There were no non-performing loans over 90 days past due and accruing interest as of June 30, 2025 or December 31, 2024.
2 None of the non-accrual loans as of June 30, 2025 or December 31, 2024 were earning interest on a cash or accrual basis. We reversed $11 thousand and $44 thousand in accrued interest income for loans that were placed on non-accrual status during the three and six months ended June 30, 2025, respectively. We reversed accrued interest income of $256 thousand and $266 thousand for loans that were placed on non-accrual status during the three and six months ended June 30, 2024, respectively.

Page-20

Collateral Dependent Loans

The following table presents the amortized cost basis of individually analyzed collateral-dependent loans, which were all on non-accrual status, by portfolio class at June 30, 2025 and December 31, 2024.

	Amortized Cost by Collateral Type
(in thousands)	Commercial Real Estate	Residential Real Estate	Other	Total [1]	Allowance for Credit Losses
June 30, 2025
Commercial real estate, owner-occupied	$1,554	$—	$—	$1,554	$—
Commercial real estate, non-owner occupied	26,012	—	—	26,012	7,307
Home equity	—	1,456	—	1,456	—
Other residential	—	282	—	282	36
Total	$27,566	$1,738	$—	$29,304	$7,343
December 31, 2024
Commercial and industrial	$52	$—	$—	$52	$52
Commercial real estate, owner-occupied	1,537	—	—	1,537	—
Commercial real estate, non-owner occupied	28,525	—	—	28,525	7,933
Home equity		752		752
Installment and other consumer	—	—	222	222	15
Total	$30,114	$752	$222	$31,088	$8,000
1 There were no collateral-dependent residential real estate mortgage loans in process of foreclosure or in substance repossessed at June 30, 2025 and December 31, 2024. The weighted average loan-to-value of real estate secured collateral dependent loans was approximately 103% at June 30, 2025 and 115% at December 31, 2024.

Loan Modifications to Borrowers Experiencing Financial Difficulty

The following table summarizes the amortized cost of loans as of June 30, 2025 and June 30, 2024 that were modified during the three months and six months ended June 30, 2025 and during the three and six months ended June 30, 2024, by portfolio class and type of modification granted.

(in thousands)	Term Extension	Total Modifications	Percent of Portfolio Class Total
Three months ended June 30, 2025
Commercial non-owner occupied	3,488	3,488	0.3%
Total
Six months ended June 30, 2025
Commercial non-owner occupied	3,488	3,488	0.3%
Total	$3,488	$3,488

(in thousands)	Term Extension	Total Modifications	Percent of Portfolio Class Total
Three months ended June 30, 2024
Home Equity	159	159	0.2%
Total	$159	$159
Six months ended June 30, 2024
Commercial and industrial	$2,191	$2,191	1.3%
Home equity	241	241	0.3%
Total	$2,432	$2,432

Page-21

As of June 30, 2025 and June 30, 2024, there were no unfunded loan commitments for loans that were modified during the period presented.

The following table summarizes the financial effect of loan modifications presented in the tables above during the three and six months ended June 30, 2025 and June 30, 2024 by portfolio class.

Weighted-Average Term Extension (in years)
Three months ended June 30, 2025
Commercial non-owner occupied	1.2
Six months ended June 30, 2025
Commercial non-owner occupied	1.2

Weighted-Average Term Extension (in years)
Three months ended June 30, 2024
Home Equity	1.0
Six months ended June 30, 2024
Commercial and industrial	0.3
Home Equity	5.6

The loan modifications did not significantly impact the determination of the allowance for credit losses on loans during the three and six months ended June 30, 2025 and June 30, 2024.

The Bank closely monitors the performance of the modified loans to understand the effectiveness of its modification efforts. The following table summarizes the amortized cost and payment status of loans as of June 30, 2025 and June 30, 2024 that were modified during the three and six months ended June 30, 2025 and June 30, 2024 by portfolio class.

(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Non-Accrual
Three months ended June 30, 2025
Commercial non-owner occupied	3,488	—	—	—	3,488	717
Total	$3,488	$—	$—	$—	$3,488	$717
Six months ended June 30, 2025
Commercial non-owner occupied	3,488	—	—	—	3,488	717
Total	$3,488	$—	$—	$—	$3,488	$717

(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Non-Accrual
Three months ended June 30, 2024
Home Equity	159	—	—	—	159	120
Total	$159	$—	$—	$—	$159	$120
Six months ended June 30, 2024
Commercial and industrial	$—	$—	$1,796	$—	$1,796	$1,796
Home equity	238	—	—	—	238	199
Total	$238	$—	$1,796	$—	$2,034	$1,995

There were no loans to borrowers experiencing financial difficulty that were modified within the three and six months ended June 30, 2025 and June 30, 2024 that had subsequently defaulted (i.e., fully or partially charged-off or became 90 days or more past due).

Page-22

Allocation of the Allowance for Credit Losses on Loans

The following table presents the details of the allowance for credit losses on loans segregated by loan portfolio class as of June 30, 2025 and December 31, 2024.

Allocation of the Allowance for Credit Losses on Loans
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, non-owner occupied	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
June 30, 2025
Modeled expected credit losses	$895	$1,295	$7,711	$38	$722	$1,072	$615	$—	$12,348
Qualitative adjustments	640	1,107	6,498	346	61	2	256	1,180	10,090
Specific allocations	73	—	7,307	—	—	36	—	—	7,416
Total	$1,608	$2,402	$21,516	$384	$783	$1,110	$871	$1,180	$29,854
December 31, 2024
Modeled expected credit losses	$759	$1,241	$7,632	$41	$620	$1,133	$625	$—	$12,051
Qualitative adjustments	672	1,120	6,528	597	64	8	268	1,255	10,512
Specific allocations	145	—	7,933	—	—	—	15	—	8,093
Total	$1,576	$2,361	$22,093	$638	$684	$1,141	$908	$1,255	$30,656

Allowance for Credit Losses on Loans Rollforward

The following table discloses activity in the allowance for credit losses on loans for the periods presented.

Allowance for Credit Losses on Loans Rollforward
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, non-owner occupied	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
Three months ended June 30, 2025
Beginning balance	$1,508	$2,319	$21,761	$416	$698	$1,074	$884	$1,246	$29,906
Provision (Reversal)	152	83	(245)	(32)	85	36	(13)	(66)	—
(Charge-offs)	(52)	—	—	—	—	—	—	—	(52)
Recoveries	—	—	—	—	—	—	—	—	—
Ending balance	$1,608	$2,402	$21,516	$384	$783	$1,110	$871	$1,180	$29,854
Three months ended June 30, 2024
Beginning balance	$1,727	$2,500	$15,704	$1,282	$627	$692	$920	$2,049	$25,501
Provision (Reversal)	177	(92)	6,461	(408)	23	77	(12)	(1,026)	5,200
(Charge-offs)	(29)	—	—	—	—	—	(1)	—	(30)
Recoveries	1	—	—	—	—	—	3	—	4
Ending balance	$1,876	$2,408	$22,165	$874	$650	$769	$910	$1,023	$30,675
Six months ended June 30, 2025
Beginning balance	$1,576	$2,361	$22,093	$638	$684	$1,141	$908	$1,255	$30,656
Provision (Reversal)	84	41	232	(254)	99	(31)	(21)	(75)	75
(Charge-offs)	(52)	—	(809)	—	—	—	(16)	—	(877)
Recoveries	—	—	—	—	—	—	—	—	—
Ending balance	$1,608	$2,402	$21,516	$384	$783	$1,110	$871	$1,180	$29,854
Six months ended June 30, 2024
Beginning balance	$1,712	$2,476	$14,933	$1,832	$552	$653	$976	$2,038	$25,172
Provision (Reversal)	196	(68)	7,232	(958)	98	116	(51)	(1,015)	5,550
(Charge-offs)	(33)	—	—	—	—	—	(18)	—	(51)
Recoveries	1	—	—	—	—	—	3	—	4
Ending balance	$1,876	$2,408	$22,165	$874	$650	$769	$910	$1,023	$30,675

Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $1.383 billion and $1.351 billion at June 30, 2025 and December 31, 2024, respectively. In addition, we pledge eligible residential loans, which totaled $103.4 million and $110.0 million at
Page-23

June 30, 2025 and December 31, 2024, respectively, to secure our borrowing capacity with the Federal Reserve Bank ("FRB"). For additional information, see Note 6, Borrowings.

Related Party Loans

The Bank has, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders and their businesses or associates. These transactions, including loans, are granted on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with persons not related to us. Likewise, these transactions do not involve more than the normal risk of collectability or present other unfavorable features. Related party loans totaled $3.7 million and $4.1 million as of June 30, 2025 and December 31, 2024, respectively. In addition, undisbursed commitments to related parties totaled $210 thousand and $211 thousand as of June 30, 2025 and December 31, 2024, respectively.

Note 6: Borrowings and Other Obligations

Federal Reserve Bank: The Bank had a line of credit through the Discount Window at the Federal Reserve Bank of San Francisco ("FRBSF") totaling $319.8 million and $358.0 million as of June 30, 2025 and December 31, 2024, respectively, secured by investment securities and residential loans.

Federal Home Loan Bank: The Bank had lines of credit with the FHLB totaling $946.0 million and $948.1 million as of June 30, 2025 and December 31, 2024, respectively, based on eligible collateral of certain loans and investment securities.

Federal Funds Lines of Credit: The Bank had unsecured lines of credit with correspondent banks for overnight borrowings totaling $125.0 million as of both June 30, 2025 and December 31, 2024.  In general, interest rates on these lines approximate the federal funds target rate.

Other Obligations: Finance lease liabilities totaling $77 thousand and $154 thousand as of June 30, 2025 and December 31, 2024, respectively, are included in borrowings and other obligations in the consolidated statements of condition. Refer to Note 8, Commitments and Contingencies, for additional information.

The carrying values and weighted average interest rates on borrowings and other obligations as of June 30, 2025 and December 31, 2024 are summarized in the following table.

	June 30, 2025		December 31, 2024
(dollars in thousands)	Carrying Value	Weighted Average Rate	Carrying Value	Weighted Average Rate
FRBSF federal funds purchased	$—	—%	$—	—%
FHLB short-term borrowings	—	—%	—	—%
Federal funds lines of credit	—	—%	—	—%
Other obligations (finance leases)	77	3.78%	154	2.23%
Total borrowings and other obligations	$77	3.78%	$154	2.23%

Note 7:  Stockholders' Equity

Dividends

On April 24, 2025, Bancorp approved a $0.25 per share cash dividend, paid May 15, 2025 to shareholders of record at the close of business on May 8, 2025. Subsequent to quarter end on July 24, 2025, Bancorp approved a $0.25 per share cash dividend, payable on August 14, 2025, to shareholders of record at the close of business on  August 7, 2025.

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

	Six months ended
	June 30, 2025	June 30, 2024
Number of shares withheld	4,325	3,504
Total amount withheld (in thousands)	$103	$58
Weighted-average price	$23.93	$16.59

Share Repurchase Program

Bancorp repurchased 100,000 shares totaling $2.2 million at an average price of $21.72 per share in the six months ending June 30, 2025, under our share repurchase program that expired July 31, 2025. On July 24, 2025, the board of directors authorized the repurchase of up to $25.0 million of its common stock effective July 24, 2025 through July 31, 2027. This stock buyback program replaced the program approved in 2023 which expired July 31, 2025, under which Bancorp repurchased shares totaling $6.4 million. Bancorp will continue to assess opportunities to utilize the new program.

There were no repurchases in the six months ended June 30, 2024.

Note 8:  Commitments and Contingent Liabilities

Financial Instruments with Off-Balance Sheet Risk
Page-25

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

The contractual amount of unfunded loan commitments and standby letters of credit not reflected in the consolidated statements of condition are as follows:

(in thousands)	June 30, 2025	December 31, 2024
Commercial lines of credit	$220,789	$233,462
Revolving home equity lines	209,419	208,372
Undisbursed construction loans	7,953	8,294
Personal and other lines of credit	8,378	7,781
Standby letters of credit	2,895	2,777
Total unfunded loan commitments and standby letters of credit	$449,434	$460,686

We record an allowance for credit losses on unfunded loan commitments at the balance sheet date based on estimates of the probability that these commitments will be drawn upon according to historical utilization experience of the different types of commitments and expected loss rates determined for pooled funded loans. The allowance for credit losses on unfunded commitments totaled $894 thousand at both June 30, 2025 and December 31, 2024, which is included in interest payable and other liabilities in the consolidated statements of condition. There was no provision for credit losses on unfunded loan commitments in the three and six months ended June 30,2025 and 2024.

Leases

We lease premises under long-term non-cancelable operating leases with remaining terms of 4 months to 16 years, 11 months, most of which include escalation clauses and one or more options to extend the lease term, and some of which contain lease termination clauses. Lease terms may include certain renewal options that were considered reasonably certain to be exercised.

We lease certain equipment under finance leases with initial terms of three years to five years. The equipment finance leases do not contain renewal options, bargain purchase options or residual value guarantees.

The following table shows the balances of operating and finance lease right-of-use assets and lease liabilities.

(in thousands)	June 30, 2025	December 31, 2024
Operating leases:
Operating lease right-of-use assets	$18,316	$19,025
Operating lease liabilities	$20,668	$21,509
Finance leases:
Finance lease right-of-use assets	$616	$616
Accumulated amortization	(542)	(467)
Finance lease right-of-use assets, net[1]	$74	$149
Finance lease liabilities [2]	$77	$154
[1] Included in premises and equipment in the consolidated statements of condition.
[2] Included in borrowings and other obligations in the consolidated statements of condition.

Page-26

The following table shows supplemental disclosures of noncash investing and financing activities for the periods presented.

	Six months ended
(in thousands)	June 30, 2025	June 30, 2024
Right-of-use assets obtained in exchange for operating lease liabilities	$1,387	$2,417

The following table shows components of operating and finance lease cost.

	Three months ended		Six months ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Operating lease cost [1]	$1,207	$1,245	$2,392	$2,562
Finance lease cost:
Amortization of right-of-use assets [2]	$37	$37	$74	$73
Interest on finance lease liabilities [3]	1	1	2	3
Total finance lease cost	$38	$38	$76	$76
Total lease cost	$1,245	$1,283	$2,468	$2,638
[1] Included in occupancy and equipment expense in the consolidated statements of comprehensive income.
[2] Included in depreciation and amortization in the consolidated statements of comprehensive income.
[3] Included in interest on borrowings and other obligations in the consolidated statements of comprehensive income.

The following table shows the future minimum lease payments, weighted average remaining lease terms, and weighted average discount rates under operating and finance lease arrangements as of June 30, 2025. The discount rates used to calculate the present value of lease liabilities were based on the collateralized FHLB borrowing rates that were commensurate with lease terms and minimum payments on the lease commencement date.

(in thousands)	June 30, 2025
Year	Operating Leases	Finance Leases
2025	$2,556	$32
2026	3,996	40
2027	3,556	7
2028	3,141	1
2029	2,489	—
Thereafter	7,719	—
Total minimum lease payments	23,457	80
Amounts representing interest (present value discount)	(2,789)	(3)
Present value of net minimum lease payments (lease liability)	$20,668	$77
Weighted average remaining term (in years)	7.33	1.53
Weighted average discount rate	2.99%	3.78%

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
Page-27

the conversion rate of Class B to Class A common stock is reduced to zero, no future cash settlement payments are required by the member banks, such as us, on the Covered Litigation. Therefore, we are not required to record any contingent liabilities for the indemnification related to the Covered Litigation, as we consider the probability of losses to be remote.

In the third quarter of 2024, the Bank recorded an accrual for a legal resolution of a Private Attorneys General Act/putative class action lawsuit of $615 thousand, pre-tax, involving alleged violations of wage and hour laws for all non-exempt employees covering any and all claims that were or could have been alleged in the operative complaint through the financial period of December 11, 2019 to October 12, 2024. The Bank shall pay an "all in" Gross Settlement Amount ("GSA") of $615 thousand to settle all of the wage and hour class and PAGA claims, and the named Plaintiff's individual claims. This amount settles all claims that were or could have been asserted based on the facts alleged in the operative complaint, and the as of yet unasserted individual claims by the named plaintiff, and includes attorneys' fees, costs including the cost of administration, and incentive payments. The only amount over and above the GSA which the Bank shall pay is its share of payroll taxes on the amount of the net settlement that is allocated as wages. There has been no finding of wrongdoing and the Bank denies all claims. The settlement agreement still requires final court approval and notice requirements; however, the Bank does not anticipate further significant costs related to this action. We are not aware of any other similar wage and hour claims at this time.

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

In the third quarter of 2023, the Bank entered into various interest rate swap agreements with notional values totaling $101.8 million to hedge balance sheet interest rate sensitivity and protect certain of our fixed rate available-for-sale securities against changes in fair value related to changes in interest rates by receiving floating rate interest from a counterparty in exchange for us making fixed-rate interest payments. In the fourth quarter of 2024, the Bank terminated these contracts, resulting in an immaterial loss that will be amortized over the life of the hedged securities. In the second quarter of 2025, a total of $69.1 million of par value of these securities were sold.

Information on our derivatives follows:

	Asset derivatives		Liability derivatives
(in thousands)	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Loans receivable:
Interest rate contracts - notional amount	$5,393	$7,654	$1,775	$—
Interest rate contracts - fair value[1]	$177	$333	$10	$—
1 Refer to Note 3, Fair Value of Assets and Liabilities, for valuation methodology.

Page-28

The following table presents the carrying amount and associated cumulative basis adjustment related to the application of fair value hedge accounting that is included in the carrying amount of hedged assets as of June 30, 2025 and December 31, 2024.

	Carrying Amounts of Hedged Assets		Cumulative Amounts of Fair Value Hedging Adjustments Included in the Carrying Amounts of the Hedged Assets
(in thousands)	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Loans receivable [1]	$6,907	$7,215	$(223)	$(398)
[1] Carrying value equals the amortized cost basis of the loans underlying the hedge relationship, which is the loan balance net of deferred loan origination fees and cost and the fair value hedge adjustment. Amortized cost excludes accrued interest, which was not material.

The following table presents the pretax net gains recognized in interest income related to our fair value hedges for the years presented.

	Three months ended		Six months ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest on investment securities [1]
Increase in fair value of interest rate swaps hedging available-for-sale securities	$—	$282	$—	$1,499
Hedged interest earned	—	206	—	412
Decrease in carrying value included in the hedged available-for-sale securities	—	(282)	—	(1,499)
Net gain recognized in interest income on investment securities	$—	$206	$—	$412
Interest and fees on loans [1]
Decrease (increase) in fair value of interest rate swaps hedging loans receivable	$(60)	$11	$(166)	$126
Hedged interest earned	30	54	60	109
Increase (decrease) in carrying value included in the hedged loans	64	(6)	175	(117)
Decrease in value of yield maintenance agreement	(2)	(2)	(4)	(4)
Net gain recognized in interest income on loans	$32	$57	$65	$114
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

Offsetting of Financial Assets and Derivative Assets
		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in
	Gross Amounts	Offset in the	Assets Presented	the Statements of Condition
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Assets[1]	Condition	of Condition[1]	Instruments	Received	Net Amount
June 30, 2025
Derivatives by Counterparty:
Counterparty	$177	$—	$177	$—	$—	$177
Total	$177	$—	$177	$—	$—	$177
December 31, 2024
Derivatives by Counterparty:
Counterparty	$333	$—	$333	$—	$—	$333
Total	$333	$—	$333	$—	$—	$333
Page-29

Offsetting of Financial Liabilities and Derivative Liabilities
		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in
	Gross Amounts	Offset in the	Liabilities Presented	the Statements of Condition
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Liabilities[1]	Condition	of Condition[1]	Instruments	Pledged	Net Amount
June 30, 2025
Counterparty	10	—	10	(10)		—
Total	$10	$—	$10	$(10)	$—	$—
December 31, 2024
Counterparty	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—
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

Page-31

Executive Summary
Net loss for the second quarter of 2025 was $8.5 million, compared to net income of $4.9 million for the prior quarter. Diluted loss per share was $0.53 for the second quarter of 2025, compared to diluted earnings per share of $0.30 for the prior quarter. The loss was attributable to securities repositioning which is more fully described below. Net income and diluted earnings per share for the second quarter excluding the loss on sale of securities was $4.7 million and $0.29, respectively, all other factors unchanged and with adjustments made based on the Company's blended statutory tax rate of 29.56%. If the adjustments were made using the Company's second quarter 2025 effective tax rate of 23.78%, net income and diluted earnings per share for the second quarter of 2025 excluding the loss on sale of securities was $5.7 million and $0.36, respectively, all other factors unchanged. Net loss for the six months ended June 30, 2025 was $3.7 million, compared to a loss of $19.0 million for the same period of 2024, and diluted loss per share was $0.23 and $1.18 for the first six months of 2025 and 2024, respectively. Net income and diluted earnings per share for the six months ending June 30 excluding the loss on sale of securities during both periods was $9.5 million and $0.59 in 2025 and $3.9 million and $0.24 in 2024, respectively, all other factors unchanged.

Comparable (non-GAAP) Excluding Loss on Sale of Securities

	Three months ended		Six months ended
(in thousands, except per share amounts; unaudited)	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Pre-tax, pre-provision net (loss) income
Pre-tax, pre-provision net (loss) income (GAAP)	$(11,199)	$6,556	$(4,643)	$(24,903)
Comparable pre-tax, pre-provision net income (non-GAAP)	7,537	6,556	14,093	7,639
Net (loss) income
Net (loss) income (GAAP)	(8,536)	4,876	(3,660)	(18,980)
Comparable net income (non-GAAP)	4,662	4,876	9,538	3,942
Diluted (loss) earnings per share
Diluted (loss) earnings per share (GAAP)	(0.53)	0.30	(0.23)	(1.18)
Comparable diluted earnings per share (non-GAAP)	0.29	0.30	0.59	0.24
See complete Reconciliation of GAAP and Non-GAAP Financial Measures below
Related tax benefit calculated using blended statutory rate of 29.56%
The following are highlights of our operating and financial performance for the periods presented. Additional performance details can be found on the pages that follow.

•As previously announced, the Bank sold a book value of $185.8 million of available-for-sale securities ("AFS") securities resulting in a loss on sale of $18.7 million. Redeployment of the proceeds is expected to provide a 13 basis point increase in annualized net interest margin and $0.20 of estimated earnings per share accretion over the next four quarters, assuming a 5.0% average yield on reinvestment. The securities repositioning is expected to have an approximate four-year earn back. The sale is part of a continued strategy to improve future earnings and increase return on equity. Excluding the loss on security sales, net income and diluted earnings per share for the second quarter would have been $4.7 million and $0.29, respectively, all other factors unchanged. See Reconciliation of GAAP and Non-GAAP Financial Measures below.

•The tax-equivalent net interest margin increased to 2.93% in the second quarter of 2025 from 2.86% in the prior quarter, largely due to the effects of new loan production at higher rates. The tax-equivalent net interest margin for the six months ended June 30, 2025, improved 39 basis points over the same period of the prior year due to the favorable impact of the securities repositioned in the second quarter of 2024, which resulted in higher yielding assets during the first six months of 2025.

Page-32

•Total deposits were $3.245 billion as of June 30, 2025, compared to $3.220 billion as of December 31, 2024, an increase of $25.0 million. The primary recipient of the deposit growth was money market accounts while non-interest bearing accounts experienced outflows due to business operating expenses, asset purchases, distributions, payroll and taxes. We continue to manage targeted deposit interest rate reductions that are aligned with customer relationship pricing policies and expected Federal Reserve interest rate reductions.

•The average cost of total deposits and of interest-bearing deposits decreased by 1 and 3 basis points, respectively, to 1.28% and 2.24%, in the second quarter of 2025, compared to the prior quarter. Non-interest-bearing deposits continued to make up a significant portion of total deposits at 42.5% as of June 30, 2025, compared to 43.5% on December 31, 2024.

•Net available contingent funding sources, including unrestricted cash, unencumbered available-for-sale securities and total available borrowing capacity was $1.863 billion, or 57% of total deposits and 200% of estimated uninsured and/or uncollateralized deposits as of June 30, 2025.

•Loans totaled $2.074 billion as of June 30, 2025, a net decrease of $9.6 million from December 31, 2024. Loan originations during the six months ended June 30, 2025 were $132.8 million ($98.0 million funded) including $99.7 million ($85.3 million funded) in commercial loans, which are comprised of commercial and industrial and commercial real estate loans. Originations increased to $69.2 million ($50.6 million funded) in the second quarter compared to $63.6 million ($47.4 million funded) in the first quarter of 2025. Loan originations were $119.9 million ($76.5 million funded) for the first six months of 2024. Payoffs were $62.0 million in the six months ending June 30, 2025, compared to $53.0 million for the same period in 2024. This included payoffs of $36.5 million and $25.5 million in the second and first quarters of 2025, respectively.

•There was no provision for credit losses on loans in the second quarter of 2025, compared to a $75 thousand provision in the prior quarter. The allowance for credit losses was 1.44% of total loans on June 30, 2025, compared to 1.47% as of December 31, 2024.

•Non-accrual loans decreased to $32.5 million, or 1.57% of total loans on June 30, 2025, compared to $33.9 million, or 1.63% on December 31, 2024. Of the total non-accrual loans as of June 30, 2025, approximately 60% were paying as agreed and 89% were real estate secured.

•The following table summarizes GAAP and non-GAAP results for return on average assets ("ROA"), return on average equity ("ROE") and the efficiency ratio for comparable periods. All GAAP ratios were significantly impacted by the securities sales discussed above. Non-GAAP ratios exclude the loss on security sales, with all other factors unchanged. See Reconciliation of GAAP and Non-GAAP Financial Measures below.

Performance and other financial ratios:

Comparable (non-GAAP) Excluding Loss on Sale of Securities

	Three months ended		Six months ended
(in thousands, except per share amounts; unaudited)	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Return on average assets
Return on average assets (GAAP)	(0.92)%	0.53%	(0.20)%	(1.01)%
Comparable return on average assets (non-GAAP)	0.50%	0.53%	0.52%	0.21%
Return on average equity
Return on average equity (GAAP)	(7.80)%	4.52%	(1.68)%	(8.79)%
Comparable return on average equity (non-GAAP)	4.26%	4.52%	4.39%	1.83%
Efficiency ratio
Efficiency ratio (GAAP)	208.81%	76.44%	112.18%	237.13%
Comparable efficiency ratio (non-GAAP)	74.03%	76.44%	75.21%	84.93%
Non-GAAP ratios exclude the loss on security sales, and all other factors unchanged..See complete Reconciliation of GAAP and Non-GAAP Financial Measures below
Related tax benefit calculated using blended statutory rate of 29.56%

Page-33

•ROA was (0.92)% (non-GAAP 0.50%), ROE was (7.80)% (non-GAAP 4.26%), and the efficiency ratio was 208.81% (non-GAAP 74.03%) for the second quarter of 2025.

•ROA was (0.20)% (non-GAAP 0.52%), ROE was (1.68)% (non-GAAP 4.39%) and the efficiency ratio was 112.18% (non-GAAP 75.21%) for the six months ended June 30, 2025.

•Capital was above well-capitalized regulatory thresholds with Bancorp's and the Bank's total risk-based capital ratios of 16.25% and 15.00%, respectively, as of June 30, 2025. Our capital plan and point-in-time capital stress tests indicate that Bank of Marin and Bancorp capital ratios will remain above regulatory well-capitalized and internal policy minimums throughout a five-year forecast horizon and across stress scenarios such as additional unrealized losses on the investment portfolio, additional deposit growth or decline, loan credit quality deterioration, and potential share repurchases.

•Bancorp's tangible common equity to tangible assets ("TCE ratio") was 9.95% as of June 30, 2025, and the Bank's TCE ratio was 9.09%. While we do not intend to sell our held-to-maturity securities, the Bancorp's TCE ratio, net of after-tax unrealized losses on held-to-maturity securities as if the losses were realized1, was 8.26% as of June 30, 2025, compared to 7.85% as of December 31, 2024.

•Bancorp repurchased 100,000 in shares for $2.2 million during the second quarter of 2025, contributing to an increase in the book value per share to $27.21 at June 30, 2025 compared to $27.13 at March 31, 2025 and the tangible book value per share to $22.55 at June 30, 2025 compared to $22.48 at March 31, 2025.

•The Board of Directors approved a cash dividend of $0.25 per share on July 24, 2025, which represents the 81st consecutive quarterly dividend paid by Bancorp. The dividend is payable on August 14, 2025, to shareholders of record at the close of business on August 7, 2025.

1 Refer to the discussion and reconciliation of this non-GAAP financial measure in the section below entitled Statement Regarding Use of Non-GAAP Financial Measures.

Page-34

RESULTS OF OPERATIONS

Highlights of the financial results are presented in the following tables:

	Three months ended		Six months ended
(dollars in thousands, except per share data)	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Selected operating data:
Net interest income	$25,912	$24,946	$50,858	$45,161
Provision for credit losses on loans	—	75	75	5,550
Non-interest income	(15,621)	2,874	(12,747)	(27,001)
Non-interest expense	21,490	21,264	42,754	43,063
Net (loss) income	(8,536)	4,876	(3,660)	(18,980)
Net (loss) income per common share:
Basic	$(0.53)	$0.31	$(0.23)	$(1.18)
Diluted	$(0.53)	$0.30	$(0.23)	$(1.18)
Performance and other financial ratios:
Return on average assets	(0.92)%	0.53%	(0.20)%	(1.01)%
Return on average equity	(7.80)%	4.52%	(1.68)%	(8.79)%
Tax-equivalent net interest margin	2.93%	2.86%	2.90%	2.51%
Cost of deposits	1.28%	1.29%	1.28%	1.41%
Cost of funds	1.28%	1.29%	1.28%	1.42%
Efficiency ratio	208.81%	76.44%	112.18%	237.13%
Net charge-offs	$52	$825	$877	$47
Cash dividend payout ratio on common stock [1]	NM	80.65%	NM	NM
[1] Calculated as dividends on common shares divided by basic net income (loss) per common share.

(dollars in thousands, except per share data)	June 30, 2025	December 31, 2024
Selected financial condition data:
Total assets	$3,726,193	$3,701,335
Investment securities	1,215,299	1,266,733
Loans, net of allowance for credit losses on loans	2,043,784	2,052,600
Deposits	3,245,048	3,220,015
Borrowings and other obligations	77	154
Stockholders' equity	438,538	435,407
Book value per share	27.21	27.06
Tangible book value per share[1]	22.55	22.37
Asset quality ratios:
Allowance for credit losses on loans to total loans	1.44%	1.47%
Allowance for credit losses on loans to non-accrual loans	0.92x	0.90x
Non-accrual loans to total loans	1.57%	1.63%
Classified loans (graded substandard and doubtful) as a percentage of total loans	2.95%	2.17%
Capital ratios:
Equity to total assets ratio	11.77%	11.76%
Tangible common equity to tangible assets	9.95%	9.93%
Total capital (to risk-weighted assets)	16.25%	16.54%
Tier 1 capital (to risk-weighted assets)	15.03%	15.32%
Tier 1 capital (to average assets)	10.22%	10.46%
Common equity Tier 1 capital (to risk weighted assets)	15.03%	15.32%
[1] Tangible book value per share is a non-GAAP financial measure used by Bancorp, as well as investors and analysts, in assessing Bancorp’s use of equity. Refer to the reconciliation of common equity to tangible common equity and resulting calculation of tangible book value per share in the section below entitled Statement Regarding Use of Non-GAAP Financial Measures.

Page-35

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

	Three months ended			Three months ended
	June 30, 2025			March 31, 2025
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning deposits with banks [1]	$180,730	$2,004	4.39%	$163,446	$1,795	4.39%
Investment securities [2,3]	1,266,317	8,495	2.68%	1,273,422	8,331	2.62%
Loans [1,3,4,5]	2,073,110	25,965	4.95%	2,073,739	25,289	4.88%
Total interest-earning assets [1]	3,520,157	36,464	4.10%	3,510,607	35,415	4.04%
Cash and non-interest-bearing due from banks	37,721			37,493
Bank premises and equipment, net	7,259			6,831
Interest receivable and other assets, net	172,657			173,135
Total assets	$3,737,794			$3,728,066
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$187,297	$351	0.75%	$191,089	$343	0.73%
Savings accounts	222,524	587	1.06%	227,098	533	0.95%
Money market accounts	1,227,506	7,878	2.57%	1,192,956	7,626	2.59%
Time accounts including CDARS	218,150	1,559	2.87%	228,018	1,790	3.18%
Borrowings and other obligations [1]	91	1	3.39%	130	1	2.86%
Total interest-bearing liabilities	1,855,568	10,376	2.24%	1,839,291	10,293	2.27%
Demand accounts	1,398,570			1,406,648
Interest payable and other liabilities	44,469			44,951
Stockholders' equity	439,187			437,176
Total liabilities & stockholders' equity	$3,737,794			$3,728,066
Tax-equivalent net interest income/margin [1]		$26,088	2.93%		$25,122	2.86%
Reported net interest income/margin [1]		$25,912	2.91%		$24,946	2.84%
Tax-equivalent net interest rate spread			1.86%			1.77%
Page-36

	Six months ended			Six months ended
	June 30, 2025			June 30, 2024
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning deposits with banks [1]	$172,136	$3,799	4.39%	$45,613	$1,245	5.40%
Investment securities [2,3]	1,269,850	16,821	2.65%	1,480,462	17,247	2.33%
Loans [1,3,4,5]	2,073,423	51,254	4.92%	2,063,351	50,346	4.83%
Total interest-earning assets [1]	3,515,409	71,874	4.07%	3,589,426	68,838	3.79%
Cash and non-interest-bearing due from banks	37,608			36,275
Bank premises and equipment, net	7,046			7,564
Interest receivable and other assets, net	172,894			147,949
Total assets	$3,732,957			$3,781,214
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$189,182	$694	0.74%	$206,268	$535	0.52%
Savings accounts	224,798	1,120	1.00%	228,559	882	0.78%
Money market accounts	1,210,327	15,504	2.58%	1,152,492	17,090	2.98%
Time accounts including CDARS	223,057	3,349	3.03%	262,598	4,571	3.50%
Borrowings and other obligations [1]	110	2	3.08%	9,116	239	5.18%
Total interest-bearing liabilities	1,847,474	20,669	2.26%	1,859,033	23,317	2.52%
Demand accounts	1,402,587			1,440,114
Interest payable and other liabilities	44,709			47,735
Stockholders' equity	438,187			434,332
Total liabilities & stockholders' equity	$3,732,957			$3,781,214
Tax-equivalent net interest income/margin [1]		$51,205	2.90%		$45,521	2.51%
Reported net interest income/margin [1]		$50,858	2.88%		$45,161	2.49%
Tax-equivalent net interest rate spread			1.81%			1.27%
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

[5] Net loan origination costs in interest income totaled $399 thousand and $364 thousand for the three months ended June 30, 2025 and March 31, 2025, and totaled $764 thousand and $811 thousand for the six months ended June 30, 2025 and 2024, respectively.

Page-37

The following table presents the effects of changes in average balances (volume) or changes in average rates on tax-equivalent net interest income for the periods indicated. Volume variances are equal to the increase or decrease in average balances multiplied by prior period rates. Rate variances are equal to the increase or decrease in rates multiplied by prior period average balances. Mix variances are attributable to the change in yields or rates multiplied by the change in average balances, including two days less in the three months ended June 30, 2025, compared to the three months ended March 31, 2025, and one day less in the first three months of 2025, compared to the first three months of 2024.

	Three months ended June 30, 2025 compared to three months ended March 31, 2025				Six months ended June 30, 2025 compared to six months ended June 30, 2024
(in thousands)	Volume	Yield/Rate	Mix	Total	Volume	Yield/Rate	Mix	Total
Interest-earning deposits with banks	$190	$(3)	$22	$209	$3,453	$(233)	$(666)	$2,554
Investment securities [1]	(46)	212	(2)	164	(2,454)	2,365	(337)	(426)
Loans [1]	(8)	398	286	676	247	941	(280)	908
Total interest-earning assets	136	607	306	1,049	1,246	3,073	(1,283)	3,036
Interest-bearing transaction accounts	(7)	10	5	8	(44)	226	(23)	159
Savings accounts	(11)	59	6	54	(15)	263	(10)	238
Money market accounts	221	(53)	84	252	858	(2,245)	(199)	(1,586)
Time accounts, including CDARS	(77)	(176)	22	(231)	(688)	(608)	74	(1,222)
Borrowings and other obligations	—	—	—	—	(236)	(74)	73	(237)
Total interest-bearing liabilities	126	(160)	117	83	(125)	(2,438)	(85)	(2,648)
Changes in tax-equivalent net interest income	$10	$767	$189	$966	$1,371	$5,511	$(1,198)	$5,684
[1] Yields and interest income on tax-exempt securities and loans are presented on a taxable-equivalent basis using the federal statutory rate of 21%.
Second Quarter of 2025 compared to the First Quarter of 2025

Net interest income totaled $25.9 million for the second quarter of 2025, a $966 thousand increase from the prior quarter. This was driven by an increase of $9.6 million in average earning assets including a $676 thousand increase in loan interest income due to the continued replenishment of the loan portfolio at higher rates.

The tax-equivalent net interest margin was 2.93% for the second quarter of 2025, compared to 2.86% for the prior quarter. Loan originations at higher rates contributed to 4 basis points growth in the second quarter. Higher average interest-earning deposit balances with banks increased the margin by 2 basis points and the repositioning of securities already added 1 basis point to the margin.

First Six Months of 2025 compared to the First Six Months of 2024

Net interest income totaled $50.9 million for the six months ended June 30, 2025, compared to $45.2 million for the same period in the prior year. The $5.7 million increase from the prior year was primarily due to higher average earning asset yields and lower cost of deposits.

The tax-equivalent net interest margin was 2.90% for the six months ended June 30, 2025, compared to 2.51% for the same period in the prior year. The increase of 39 basis points was primarily attributed to higher interest-earning deposit balances with banks, higher average loan balances and yields, and lower deposit costs which provided a positive impact of 15, 13 and 10 basis points, respectively.

Market Interest Rates

Market interest rates are, in part, based on the target federal funds interest rate (the interest rate banks charge each other for short-term borrowings) implemented by the Federal Reserve Open Market Committee ("FOMC").

In response to the evolving risks to economic activity caused by the COVID-19 pandemic, the FOMC made two emergency federal funds rate cuts totaling 150 basis points in March 2020. The federal funds rate range remained between 0.0% and 0.25% through the beginning of 2022, putting downward pressure on our asset yields and net interest margin. The FOMC began increasing rates in March 2022, totaling seven rate increases in 2022 and four additional rate increases in 2023, and ended the year of 2023 at a federal funds target rate range between 5.25% and 5.50%. Rising interest rates resulted in rapid increases in the cost of funds through rising deposit costs and increased average borrowings, putting pressure on our net interest margin. Because market interest rates remained
Page-38

high for longer than many market participants anticipated, during 2023, 2024 and 2025, we sold available-for-sale securities with relatively low yields and redeployed the proceeds to pay off borrowings, invest in higher yielding loans and securities, and position the balance sheet for future acquisitions of similar assets.

The FOMC lowered the target for the federal funds rate by 100 basis points, to a range of 4.25% to 4.50% in the later months of 2024. In the first half of 2025, the FOMC left rates unchanged due to continued economic uncertainty, relatively sound economic indicators and elevated inflation pressures, partly driven by trade policy uncertainties such as tariffs. Management and the Board are continuously monitoring and analyzing the impact of market rates on the Company's financial condition and results of operations to enhance performance, safety and soundness and returns to shareholders. See ITEM 3. Quantitative and Qualitative Disclosure about Market Risk for further information.

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

The following table shows the activity for the periods presented.

	Three months ended		Six months ended
(dollars in thousands)	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Provision for credit losses on loans	$—	$75	$75	$5,550

We recorded no provision for credit losses on loans in the second quarter of 2025. This compares to a $75 thousand provision in the prior quarter.

We recorded a $75 thousand provision for credit losses on loans in the six months ended June 30, 2025. Modest deterioration in the economic forecast, the effects from charge-offs in the first quarter of 2025, and the pooled and individual total loan balance declines in the first quarter of 2025, contributed to the provision. We recorded a provision totaling $5.6 million for the six months ending June 30, 2024. This was primarily due to an increase to the individual reserve of $5.2 million for one non-owner occupied commercial real estate loan totaling $16.7 million placed on non-accrual during the second quarter of 2024. The remainder of the provision recorded in the six months ended June 30, 2024 was due to adjustments to certain qualitative risk factors to account for continued negative trends in adversely graded loans for our non-owner occupied commercial real estate and commercial and industrial portfolios, as well as adjustments to the discounted cash flow modeling assumptions to reflect revised estimated default timing and increased California unemployment forecasts. This was partially offset by the impact of a decrease in our pooled loans and changes in our loan mix.

For more information, refer to Note 5, Loans and Allowance for Credit Losses on Loans, to the consolidated financial statements in this Form 10-Q.

Page-39

Non-interest (Loss) Income

The following table details the components of non-interest income (loss).

	Three months ended
(dollars in thousands)	June 30, 2025	March 31, 2025	Amount Change	Percent Change
Earnings on bank-owned life insurance, net	$667	$544	$123	22.6%
Wealth management and trust services	612	563	49	8.7%
Service charges on deposit accounts	550	548	2	0.4%
Debit card interchange fees, net	410	396	14	3.5%
Dividends on Federal Home Loan Bank stock	362	375	(13)	(3.5)%
Merchant interchange fees, net	90	96	(6)	(6.3)%
Losses on sale of investment securities	(18,736)	—	(18,736)	NM
Other income	424	352	72	20.5%
Total non-interest (loss) income	$(15,621)	$2,874	$(18,495)	(643.5)%

	Six months ended
(dollars in thousands)	June 30, 2025	June 30, 2024	Amount Change	Percent Change
Earnings on bank-owned life insurance, net	$1,211	$856	$355	41.5%
Wealth management and trust services	1,175	1,138	37	3.3%
Service charges on deposit accounts	1,098	1,070	28	2.6%
Debit card interchange fees, net	806	852	(46)	(5.4)%
Dividends on Federal Home Loan Bank stock	737	743	(6)	(0.8)%
Merchant interchange fees, net	186	177	9	5.1%
Losses on sale of investment securities	(18,736)	(32,542)	13,806	(42.4)%
Other income	776	705	71	10.1%
Total non-interest (loss) income	$(12,747)	$(27,001)	$14,254	(52.8)%
NM - not meaningful

Second Quarter of 2025 Compared to the First Quarter of 2025

Non-interest loss was $15.6 million for the second quarter of 2025, compared to income of $2.9 million for the prior quarter. The decrease of $18.5 million from the prior quarter was primarily attributable to securities repositioning during the second quarter of 2025. We sold available-for-sale securities ("AFS") securities with a book value of $185.8 million, resulting in a pre-tax loss of $18.7 million, as part of our strategy to improve future earnings and increase return on equity. This was partially offset by an increase in gains on proceeds from bank owned life insurance death benefits of $123 thousand. Excluding the loss on sales, non-interest income was $3.1 million for the second quarter of 2025, all other factors unchanged, an increase of $241 thousand from the prior quarter. See the non-GAAP disclosure below.

First Six Months of 2025 Compared to the First Six Months of 2024

Non-interest loss was $12.7 million for the six months ended June 30, 2025, compared to a loss of $27.0 million for the same period of the prior year. The $14.3 million reduction in losses from the prior year period was primarily attributed to a reduction of $13.8 million in pre-tax losses on the sale of AFS securities and an increase in bank owned life insurance death benefit proceeds of $355 thousand. We sold AFS securities with a book value of $185.8 million, resulting in a pre-tax loss of $18.7 million, in the first six months of 2025, and sold AFS securities with a book value of $293.0 million, resulting in a pre-tax loss of $32.5 million, in the first six months of 2024. Excluding the loss on AFS sales, non-interest income was $6.0 million and $5.5 million for the first six months of 2025 and 2024, respectively, all other factors unchanged. See the non-GAAP disclosure below.

Page-40

Non-interest Expense

The following table details the components of non-interest expense.

	Three months ended
(dollars in thousands)	June 30, 2025	March 31, 2025	Amount Change	Percent Change
Salaries and related benefits	$12,045	$12,050	$(5)	—%
Occupancy and equipment	2,226	2,106	120	5.7%
Deposit network fees	1,054	932	122	13.1%
Data processing	1,041	1,136	(95)	(8.4)%
Professional services	908	937	(29)	(3.1)%
Information technology	563	413	150	36.3%
Federal Deposit Insurance Corporation insurance	421	388	33	8.5%
Depreciation and amortization	320	322	(2)	(0.6)%
Directors' expense	279	304	(25)	(8.2)%
Amortization of core deposit intangible	220	227	(7)	(3.1)%
Charitable contributions	116	403	(287)	(71.2)%
Other non-interest expense
Advertising	269	226	43	19.0%
Other expense	2,028	1,820	208	11.4%
Total other non-interest expense	2,297	2,046	251	12.3%
Total non-interest expense	$21,490	$21,264	$226	1.1%

	Six months ended
(dollars in thousands)	June 30, 2025	June 30, 2024	Amount Change	Percent Change
Salaries and related benefits	$24,095	$24,448	$(353)	(1.4)%
Occupancy and equipment	4,332	4,018	314	7.8%
Data processing	2,177	2,075	102	4.9%
Deposit network fees	1,986	1,761	225	12.8%
Professional services	1,845	2,121	(276)	(13.0)%
Information technology	976	850	126	14.8%
Federal Deposit Insurance Corporation insurance	809	861	(52)	(6.0)%
Depreciation and amortization	642	767	(125)	(16.3)%
Directors' expense	583	623	(40)	(6.4)%
Charitable contributions	519	617	(98)	(15.9)%
Amortization of core deposit intangible	447	497	(50)	(10.1)%
Other real estate owned	—	—	—	NM
Other non-interest expense
Advertising	495	621	(126)	(20.3)%
Other expense	3,848	3,804	44	1.2%
Total other non-interest expense	4,343	4,425	(82)	(1.9)%
Total non-interest expense	$42,754	$43,063	$(309)	(0.7)%
NM - Not Meaningful

Second Quarter of 2025 Compared to the First Quarter of 2025

Non-interest expense totaled $21.5 million for the second quarter of 2025, compared to $21.3 million for the prior quarter, an increase of $226 thousand. This was primarily due to an increase in information technology expense of $150 thousand, an increase of $122 thousand in deposit network fees, and a net increase of $208 thousand in all other expenses. This was offset by a decrease of $287 thousand in charitable contributions in the second quarter of 2025. In order to better serve the timing needs of our non-profit communities, the bulk of our charitable contributions were pulled forward into the first quarter from the second quarter.

First Six Months of 2025 Compared to the First Six Months of 2024

Non-interest expense totaled $42.8 million for the six months ending June 30, 2025, compared to $43.1 million for the same period of 2024, a decrease of $309 thousand. This was primarily due to a decrease of $353 thousand in
Page-41

salaries and benefits, a decrease of $276 thousand in professional services, partially offset by an increase in occupancy and equipment expense of $314 thousand.

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

The income tax benefit for the second quarter of 2025 totaled $2.7 million at an effective tax rate of 23.8%, compared to a provision of $1.6 million at an effective tax rate of 24.8% in the prior quarter. The decrease in the provision for income taxes in the second quarter of 2025 reflected lower pre-tax income as compared to the prior quarter. The decrease in the effective tax rate in the second quarter of 2025 was primarily due to the treatment of certain permanent tax differences while in a loss position for the second quarter.

The income tax benefit for the first half of 2025 totaled $1.1 million at an effective tax rate of 22.4%, compared to an income tax benefit of $11.5 million at an effective tax rate of 37.7% for the first half of 2024. The decrease in the effective tax rate in the first half of 2025, as compared to the same period a year ago, was primarily due to the lower pre-tax loss on investment securities sale of $18.7 million in 2025, compared to $32.5 million in 2024.

On June 27, 2025, Senate Bill 132 (“SB 132”) was passed and signed into law by Governor Newsom. Effective for taxable years beginning on or after January 1, 2025, SB 132 amends California Rev. & Tax. Code (“CRTC”) to require financial institutions to apportion income using the single sales factor formula. Prior to this change, these businesses were required by CRTC Sec. 25128(b) to use an evenly weighted three-factor apportionment formula contemplating a payroll factor, property factor, and sales factor. The company does not expect this bill to have a material impact on the company’s tax expense as of June 30, 2025

On July 4, 2025, the President of the United States signed and enacted the “One Big Beautiful Bill Act” into law. Except for certain provisions, the Tax Act is effective for tax years beginning on or after January 1, 2025. The tax and spending legislation permanently extends key business tax breaks originally enacted under the 2017 Tax Cuts and Jobs Act. The Company is currently evaluating the impact the bill will have on income tax expense.

We file a consolidated return in the U.S. federal tax jurisdiction and a combined return in the state of California tax jurisdiction. There were no ongoing federal or state income tax examinations at the time of the issuance of this report. As of June 30, 2025, neither the Bank nor Bancorp had accruals for interest or penalties related to unrecognized tax benefits.

Page-42

FINANCIAL CONDITION SUMMARY

Cash, Cash Equivalents and Restricted Cash

Total cash, cash equivalents and restricted cash were $228.9 million at June 30, 2025, an increase of $91.6 million compared to $137.3 million at December 31, 2024, driven by proceeds from the sale of available for sale securities of $167.0 million, proceeds from paydowns and maturities of investment securities of $140.1 million, growth in deposits totaling $25.0 million, and a decrease of $9.1 million in loans receivable, offset by purchases of investment securities of $252.7 million.

Investment Securities

The investment securities portfolio totaled $1.215 billion at June 30, 2025, a decrease of $51.4 million from $1.267 billion at December 31, 2024. The decrease was primarily the result of the sale of available for sale securities with a book value of $185.8 million and principal repayments and maturities totaling $140.1 million, partially offset by a $21.5 million improvement in unrealized losses on available for sale securities and $252.7 million available-for-sale securities purchases.

Both the available-for-sale and held-to-maturity portfolios are eligible for pledging to FHLB or the Federal Reserve as collateral for borrowings. The portfolios are comprised of high credit quality investments with average effective durations of 2.55 on available-for-sale securities and 5.58 on held-to-maturity securities. Both portfolios generate cash flows monthly from interest, principal amortization and payoffs, which supports the Bank's liquidity. Those cash flows totaled $158.2 million in the first six months of 2025. See Note 4, Investment Securities, for additional information.

The following table summarizes our investment in obligations of state and political subdivisions at June 30, 2025 and December 31, 2024.

	June 30, 2025			December 31, 2024
(dollars in thousands)	Amortized Cost	Fair Value	% of Total State and Political Subdivisions	Amortized Cost	Fair Value	% of Total State and Political Subdivisions
Within California:
General obligation bonds	$17,533	$14,619	18.5%	$22,913	$18,749	14.5%
Revenue bonds	—	—	—	2,060	1,658	1.3
Total within California	17,533	14,619	18.5	24,973	20,407	15.8
Outside California:
General obligation bonds	60,325	51,700	63.5	108,037	94,748	68.5
Revenue bonds	17,034	14,277	18.0	24,728	21,778	15.7
Total outside California	77,359	65,977	81.5	132,765	116,526	84.2
Total obligations of state and political subdivisions	$94,892	$80,596	100.0%	$157,738	$136,933	100.0%
Percent of investment portfolio	7.7%	7.2%		12.2%	11.9%

Of the total investment in obligations of state and political subdivisions, the largest concentrations outside of California are in Texas (37.6%), Washington (10.0%) and Wisconsin (15.5%). Our investment in obligations issued by municipal issuers in Texas are either guaranteed by the AAA rated Texas Permanent School Fund ("PSF") or backed by revenue sources from essential services (such as utilities and transportation).

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
Page-43

•For revenue bonds, the source and strength of revenue for municipal authorities including the obligor’s financial condition and reserve levels, annual debt service and debt coverage ratio, and credit enhancement (such as insurer’s strength and collateral in escrow accounts)
•Credit ratings by major credit rating agencies

Loans and Credit Quality

Loans totaled $2.074 billion as of June 30, 2025, compared to $2.083 billion as of December 31, 2024. The decrease in the six months ended June 30, 2025 totaled $9.6 million, compared to an increase of $8.7 million in the six months ended June 30, 2024. Loan originations for the six months ended June 30, 2025 were $132.8 million ($98.0 million funded) including $99.7 million ($85.3 million funded) in commercial loans, which includes commercial and industrial, commercial real estate and construction, compared to $119.9 million ($76.5 million funded) for the six months ended June 30, 2024. Originations increased to $69.2 million ($50.6 million funded) in the second quarter compared to $63.6 million ($47.4 million funded) in the first quarter of 2025. Payoffs were $62.0 million in the six months ended June 30, 2025, compared to $53.0 million for the same period in 2024. This included payoffs of $36.5 million and $25.5 million in the second and first quarters of 2025, respectively. In addition, amortization from scheduled payments totaled $39.1 million and net utilization of credit lines decreased by $6.5 million during the six months ended June 30, 2025, compared to amortization from scheduled payments totaled $40.0 million and net utilization of credit lines increased by $27.9 million during the six months ended June 30, 2024.

Non-accrual loans totaled $32.5 million, or 1.57% of the loan portfolio, at June 30, 2025, compared to $33.9 million, or 1.63% at December 31, 2024. The $1.4 million decrease in non-accrual balances reflected a $2.1 million non-owner occupied real estate loan sale that incurred a charge-off of $809 thousand, net paydowns of $726 thousand, payoffs of $661 thousand and charged off loans totaling $66 thousand, partially offset by the addition of nine loans totaling $2.7 million.

Of the total non-accrual loans as of June 30, 2025, approximately 60% were paying as agreed, 89% were real estate secured, and all are being closely monitored for payments or payoff.

Bank of Marin has continued its conservative underwriting practices, and in light of current market conditions, our portfolio management and credit teams are exercising heightened vigilance for potential credit quality weakening. Classified loans increased to $61.1 million as of June 30, 2025, compared to $45.1 million as of December 31, 2024. The $16.0 million increase was largely due to downgrades of $19.8 million, partially offset by the sale of a $2.1 million non-owner occupied real estate loan and payoffs and paydowns of $1.6 million.

Loans designated special mention, which are not considered adversely classified, decreased by $17.4 million to $91.5 million as of June 30, 2025, from $108.9 million as of December 31, 2024. The decrease was largely due to $17.1 million in downgrades to substandard risk rating and contractual paydowns and payoffs totaling $9.7 million, offset by downgrades from pass/watch to special mention loans of $9.4 million. Of the loans designated special mention, 100% were real estate secured.

Net charge-offs for the six months ended June 30, 2025 totaled $877 thousand, including the $809 thousand charge-off of an acquired commercial non-owner occupied real estate loan. This compared to net charge-offs of $47 thousand for the same period of 2024.

For more information, refer to Note 5, Loans and Allowance for Credit Losses on Loans, to the consolidated financial statements in this Form 10-Q.

Liabilities - Deposits and Borrowings

During the first six months of 2025, total liabilities increased by $21.7 million to $3.288 billion. Deposits totaled $3.245 billion at June 30, 2025, an increase of $25.0 million, compared to $3.220 billion at December 31, 2024.

Non-interest bearing deposits made up 42.5% of total deposits at June 30, 2025, compared to 43.5% at December 31, 2024. Additionally, the Bank's competitive and balanced approach to relationship management and focused outreach supported the addition of approximately 1,000 new accounts during the three months ended June 30, 2025.

Page-44

We had no outstanding borrowings at June 30, 2025 and December 31, 2024. Although available as a liquidity source, we have not utilized brokered deposits. Net available funding sources, including unrestricted cash, unencumbered available-for-sale securities, and total available borrowing capacity was $1.863 billion, or 57% of total deposits and 200% of estimated uninsured and/or uncollateralized deposits as of June 30, 2025. Balances in the reciprocal deposit network program were $425.3 million and $404.7 million at June 30, 2025 and December 31, 2024, respectively.

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

Management reviews capital ratios on a regular basis and produces a five-year capital plan semi-annually to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet our anticipated future needs.  Stress tests are performed on capital ratios and include scenarios such as additional unrealized losses on the investment portfolio, additional deposit growth and potential share repurchases. For all periods presented, the Bank’s ratios exceed the regulatory definition of “well capitalized” under the regulatory framework for prompt corrective action and Bancorp’s ratios exceed the required minimum ratios to be considered a well-capitalized bank holding company. In addition, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action as of June 30, 2025. There are no conditions or events since that notification that management believes have changed the Bank’s categories and we expect the Bank to remain well capitalized for prompt corrective action purposes.

The total risk-based capital ratio for Bancorp was 16.25% at June 30, 2025, compared to 16.54% at December 31, 2024. The decrease was largely due to losses realized on the sale of available-for-sale securities associated with the portfolio repositioning. The total risk-based capital ratio for the Bank was 15.00% at June 30, 2025, compared to 16.13% at December 31, 2024. The decrease was mainly due to a dividend of $32.0 million that was paid by the Bank to Bancorp during the second quarter of 2025.

Bancorp's tangible common equity to tangible assets ("TCE ratio") was 9.95% at June 30, 2025, compared to 9.93% at December 31, 2024. Bancorp's TCE ratio, net of after tax unrealized losses on held-to-maturity securities1, was 8.26%, compared to 7.85% at December 31, 2024. Management believes this non-GAAP measure is important because it reflects the level of capital remaining after a hypothetical liquidation of the entire securities portfolio.

The Bancorp’s and Bank’s capital adequacy ratios as of June 30, 2025 and December 31, 2024 are presented in the following tables.

Bancorp Capital Ratios (dollars in thousands)	Actual		Adequately Capitalized Threshold [1]		Threshold to be a Well Capitalized Bank Holding Company
June 30, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$407,724	16.25%	$263,525	10.50%	$250,976	10.00%
Tier 1 Capital (to risk-weighted assets)	$377,292	15.03%	$213,330	8.50%	$200,781	8.00%
Tier 1 Leverage Capital (to average assets)	$377,292	10.22%	$147,678	4.00%	$184,597	5.00%
Common Equity Tier 1 (to risk-weighted assets)	$377,292	15.03%	$175,683	7.00%	$163,135	6.50%
December 31, 2024
Total Capital (to risk-weighted assets)	$420,606	16.54%	$266,991	10.50%	$254,277	10.00%
Tier 1 Capital (to risk-weighted assets)	$389,448	15.32%	$216,136	8.50%	$203,422	8.00%
Tier 1 Leverage Capital (to average assets)	$389,448	10.46%	$148,899	4.00%	$186,123	5.00%
Common Equity Tier 1 (to risk-weighted assets)	$389,448	15.32%	$177,994	7.00%	$165,280	6.50%
1 Refer to the discussion and reconciliation of this non-GAAP financial measure in the section below entitled Statement Regarding Use of Non-GAAP Financial Measures.
Page-45

Bank Capital Ratios (dollars in thousands)	Actual		Adequately Capitalized Threshold [1]		Threshold to be Well Capitalized under Prompt Corrective Action Provisions
June 30, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$376,299	15.00%	$263,470	10.50%	$250,924	10.00%
Tier 1 Capital (to risk-weighted assets)	$345,867	13.78%	$213,285	8.50%	$200,739	8.00%
Tier 1 Leverage Capital (to average assets)	$345,867	9.37%	$147,659	4.00%	$184,574	5.00%
Common Equity Tier 1 (to risk-weighted assets)	$345,867	13.78%	$175,646	7.00%	$163,100	6.50%
December 31, 2024
Total Capital (to risk-weighted assets)	$410,186	16.13%	$266,955	10.50%	$254,243	10.00%
Tier 1 Capital (to risk-weighted assets)	$379,028	14.91%	$216,107	8.50%	$203,395	8.00%
Tier 1 Leverage Capital (to average assets)	$379,028	10.18%	$148,887	4.00%	$186,108	5.00%
Common Equity Tier 1 (to risk-weighted assets)	$379,028	14.91%	$177,970	7.00%	$165,258	6.50%
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

Net available contingent funding sources, including unrestricted cash, unencumbered available-for-sale securities and total available borrowing capacity totaled $1.863 billion or 57% of total deposits and 200% of estimated uninsured and/or uncollateralized deposits as of June 30, 2025.

The following table details the components of our contingent liquidity sources as of June 30, 2025.

(in thousands)	Total Available	Amount Used	Net Availability
Internal Sources
Unrestricted cash [1]	$201,162	N/A	$201,162
Unencumbered securities at market value	270,966	N/A	270,966
External Sources
FHLB line of credit	945,977	$—	945,977
FRB line of credit	319,843	—	319,843
Lines of credit at correspondent banks	125,000	—	125,000
Total Liquidity	$1,862,948	$—	$1,862,948
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
Page-46

rates paid to customers, and our financial strength. The cash cycles and unique business activities of some of our large commercial depositors may cause short-term fluctuations in their deposit balances held with us.
Our cash and cash equivalents increased $91.6 million in the first six months of 2025. The most significant sources of liquidity during the first six months of 2025 were proceeds of $167.0 million from the sale of available for sale investment securities, $140.1 million from principal paydowns, calls and maturities of investment securities, loan payoffs of $62.0 million, $39.1 million in amortization of principal and a net $6.5 million decrease in utilization of credit lines, and $25.0 million from net increase of deposits, in addition to $13.0 million in net cash provided by operating activities.

Significant uses of liquidity during the first six months of 2025 were $252.7 million in investment securities purchased, $98.0 million in loan fundings, and $8.1 million in cash dividends paid on common stock to our shareholders and $2.2 million in common stock repurchases. Refer to the Consolidated Statement of Cash Flows in this Form 10-Q for additional information on our sources and uses of liquidity. Management anticipates that our current strong liquidity position, as detailed in this report, and contingent funding sources outlined in the table above are adequate to support our operational needs.

Unfunded credit commitments, as discussed in Note 8 to the Consolidated Financial Statements in this Form 10-Q, totaled $449.4 million at June 30, 2025. We expect to fund these commitments to the extent utilized primarily through the repayment of existing loans, principal paydowns of investment securities, and liquid assets.

Over the next twelve months, $208.4 million of time deposits will mature. We expect that a high percentage of these funds will remain with the Bank either through renewals or shifts to other deposit products. Any outflows can be absorbed by the Bank's excess liquidity. We believe our emphasis on local deposits, combined with our immediately available funding sources, provides a very stable base for our liquidity needs.

We had no outstanding borrowings under our credit facilities at June 30, 2025, nor at December 31, 2024, as discussed in Note 6 to the Consolidated Financial Statements in ITEM 1 of this report.

Because Bancorp is a holding company and does not conduct regular banking operations, its primary sources of liquidity are dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to Bancorp without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s net profits from the previous three fiscal years less the amount of dividends paid during that period. Dividends in excess of that amount may be paid with prior approval of the Department of Financial Protection and Innovation ("DFPI"). On May 30, 2025, the Bank received approval from the State of California - DFPI for a dividend of $32.0 million which was paid to Bancorp on May 30, 2025. The primary uses of funds for Bancorp are shareholder dividends, share repurchases and ordinary operating expenses.  Bancorp held $31.1 million in cash at June 30, 2025.

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

Reconciliation of GAAP and Non-GAAP Financial Measures
Page-47

(in thousands, except per share amounts; unaudited)		June 30, 2025	December 31, 2024
Tangible Common Equity - Bancorp
Total stockholders' equity		$438,538	$435,407
Goodwill and core deposit intangible		(75,098)	(75,546)
Total TCE	a	363,440	359,861
Unrealized losses on HTM securities, net of tax [1]		(74,625)	(89,171)
Unrealized losses on HTM securities included in AOCI, net of tax [2]		7,205	7,701
TCE, net of unrealized losses on HTM securities (non-GAAP)	b	$296,020	$278,391
Total assets		$3,726,193	$3,701,335
Goodwill and core deposit intangible		(75,098)	(75,546)
Total tangible assets	c	3,651,095	3,625,789
Unrealized losses on HTM securities, net of tax [1]		(74,625)	(89,171)
Unrealized losses on HTM securities included in AOCI, net of tax [2]		7,205	7,701
Total tangible assets, net of unrealized losses on HTM securities (non-GAAP)	d	$3,583,675	$3,544,319
Bancorp TCE ratio	a / c	10.0%	9.9%
Bancorp TCE ratio, net of unrealized losses on HTM securities (non-GAAP)	b / d	8.3%	7.9%
Tangible Book Value Per Share
Common shares outstanding	e	16,116	16,089
Book value per share		$27.21	$27.06
Tangible book value per share	a / e	$22.55	$22.37
[1] Unrealized losses on held-to-maturity securities as of June 30, 2025 and December 31, 2024 of $105.9 million and $126.6 million, respectively, including the unrealized losses that resulted from the transfer of securities from AFS to HTM, net of an estimated $31.3 million and $37.4 million, respectively, in deferred tax benefits based on a blended state and federal statutory tax rate of 29.56%.
[2] The remaining unrealized losses that resulted from the transfer of securities from AFS to HTM, as of June 30, 2025 and December 31, 2024, net of an estimated $3.0 million and $3.2 million, respectively, in deferred tax benefits based on a blended state and federal statutory tax rate of 29.56% are added back as they are already included in AOCI.

Page-48

(in thousands, except per share amounts; unaudited)	Three months ended		Six months ended
Pre-tax, pre-provision net (loss) income	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
(Loss) income before (benefit from) provision for income taxes	$(11,199)	$6,481	$(4,718)	$(30,453)
Provision for credit losses on loans	—	75	75	5,550
Pre-tax, pre-provision net (loss) income (GAAP)	(11,199)	6,556	(4,643)	(24,903)
Adjustments:
Losses on sale of investment securities from portfolio repositioning	18,736	—	18,736	32,542
Comparable pre-tax, pre-provision net income (non-GAAP)	$7,537	$6,556	$14,093	$7,639
Net (loss) income
Net (loss) income (GAAP)	$(8,536)	$4,876	$(3,660)	$(18,980)
Adjustments:
Losses on sale of investment securities from portfolio repositioning	18,736	—	18,736	32,542
Related income tax benefit[1]	(5,538)	—	(5,538)	(9,620)
Adjustments, net of taxes	13,198	—	13,198	22,922
Comparable net income (non-GAAP)	$4,662	$4,876	$9,538	$3,942
Diluted (loss) earnings per share
Weighted average diluted shares	15,989	16,002	15,983	16,095
Diluted (loss) earnings per share (GAAP)	$(0.53)	$0.30	$(0.23)	$(1.18)
Comparable diluted earnings per share (non-GAAP)	$0.29	$0.30	$0.60	$0.24
Return on average assets
Average assets	$3,737,794	$3,728,066	$3,732,957	$3,781,214
Return on average assets (GAAP)	(0.92)%	0.53%	(0.20)%	(1.01)%
Comparable return on average assets (non-GAAP)	0.50%	0.53%	0.52%	0.21%
Return on average equity
Average stockholders' equity	$439,187	$437,176	$438,187	$434,332
Return on average equity (GAAP)	(7.80)%	4.52%	(1.68)%	(8.79)%
Comparable return on average equity (non-GAAP)	4.26%	4.52%	4.39%	1.83%
Efficiency ratio
Non-interest expense	$21,490	$21,264	$42,754	$43,063
Net interest income	$25,912	$24,946	$50,858	$45,161
Non-interest income (GAAP)	$(15,621)	$2,874	$(12,747)	$(27,001)
Losses on sale of investment securities from portfolio repositioning	18,736	—	18,736	32,542
Non-interest income (non-GAAP)	$3,115	$2,874	$5,989	$5,541
Efficiency ratio (GAAP)	208.81%	76.44%	112.18%	237.13%
Comparable efficiency ratio (non-GAAP)	74.03%	76.44%	75.21%	84.93%
[1]Related tax benefit calculated using blended statutory rate of 29.56%

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

Page-49

ALCO and the Board of Directors review our exposure to interest rate risk at least quarterly. We use simulation models to measure interest rate risk and to evaluate strategies to improve profitability in the context of policy guidelines. A simplified statement of condition is prepared on a quarterly basis as a starting point, using instrument level data of our actual loans, investments, borrowings and deposits as inputs. If potential changes to net equity value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, management may adjust the asset and liability mix to bring the risk position within approved limits or take other actions. Governing policies are subject to review by regulators and are updated to incorporate their observations and adapt to changes in idiosyncratic and systemic risks. As of June 30, 2025, interest rate risk was within policy guidelines established by ALCO and the Board. One set of interest rates modeled and evaluated against flat interest rates and a static balance sheet is a series of immediate parallel shifts in the yield curve. Our most recent analysis of our interest rate sensitivity is provided in the following table as an example rather than an expectation of likely interest rate movements.

Immediate Changes in Interest Rates (in basis points)	Estimated Change in Net Interest Income in Year 1, as Percent of Net Interest Income	Estimated Change in Net Interest Income in Year 2, as Percent of Net Interest Income
up 400	(3.7)%	8.9%
up 300	(2.5)%	6.9%
up 200	(1.5)%	4.8%
up 100	(0.5)%	2.8%
down 100	0.3%	(0.6)%
down 200	0.8%	(1.0)%
down 300	0.8%	(2.3)%
down 400	—%	(4.8)%

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

The above tables reflect deposit betas of up to 70%, averaging 45%, for rates paid on non-maturity interest-bearing deposits in rising rate scenarios. Deposit betas of up to 60%, averaging 38%, are applied to rates paid on non-maturity interest-bearing deposits in falling rate scenarios with a one month lag assumed. However, deposit pricing is actively managed at the relationship level and closely monitored to balance customer needs with the bank's deposit expenses. The actual rates and timing of prepayments on loans and investment securities could vary significantly from the assumptions applied in the various scenarios. Lastly, uneven changes in different tenors of U.S. Treasury rates that result in changes to the shape of the yield curve could produce different results from those presented in the table. While not presented here, interest rate risk scenarios include yield curve steepening, flattening and twists. Accordingly, the results presented should not be relied upon as indicative of actual results in the event of changing market interest rates.

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
Page-50

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2025, there were no significant changes that materially affected, or are reasonably likely to affect, our internal control over financial reporting. The term internal control over financial reporting, as defined by Rule 15d-15(f) of the Act, is a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and affected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Issuer Purchases of Equity Securities

Bancorp repurchased 100,000 shares totaling $2.2 million at an average price of $21.72 per share during the second quarter of 2025 under our share repurchase program that expired July 31, 2025. As announced in the Form 8-K filed July 28, 2025, the board of directors authorized the repurchase of up to $25.0 million of its common stock effective July 24, 2025 through July 31, 2027. This stock buyback program replaced the program approved in 2023 which expired July 31, 2025, under which Bancorp repurchased shares totaling $6.4 million.

The following table sets forth for the indicated period, share repurchases of our common stock:

(in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share 1 2	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value That May yet Be Purchased Under the Program [3]
Period
April 1, 2025 to April 30, 2025	—	$—	—	$20,766
May 1, 2025 to May 31, 2025	—	—	—	20,766
June 1, 2025 to June 30, 2025	100	21.72	100	18,591
Three months ended June 30, 2025	100	$21.72	100	$18,591
[1] Average price paid per share excludes commission.
[2] The aggregate purchase price and weighted average price per share does not include the effect of excise tax expense incurred on net stock repurchases.
[3] Bancorp's share repurchase program approved by the Board of Directors on July 21, 2023, for up to $25.0 million which expired on July 31, 2025.
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

Bank of Marin Bancorp
(registrant)

August 8, 2025	/s/ Timothy D. Myers
Date	Timothy D. Myers
President and Chief Executive Officer
(Principal Executive Officer)

August 8, 2025	/s/ David Bonaccorso
Date	David Bonaccorso
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

Page-54