Form 10-Q
period 2025-09-30
Bank of Marin Bancorp
filed 2025-11-07
CIK 1403475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025
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
Yes   ☐    No  ☒

As of October 31, 2025, there were 16,094,686 shares of common stock outstanding.

Page-2

PART I       FINANCIAL INFORMATION

ITEM 1.     Financial Statements

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data; unaudited)	September 30, 2025	December 31, 2024
Assets
Cash, cash equivalents and restricted cash	$219,333	$137,304
Investment securities:
Held-to-maturity, at amortized cost (net of zero allowance for credit losses at September 30, 2025 and December 31, 2024)	811,751	879,199
Available-for-sale, at fair value (net of zero allowance for credit losses at September 30, 2025 and December 31, 2024)	543,605	387,534
Total investment securities	1,355,356	1,266,733
Loans, at amortized cost	2,090,354	2,083,256
Allowance for credit losses on loans	(29,853)	(30,656)
Loans, net of allowance for credit losses on loans	2,060,501	2,052,600
Goodwill	72,754	72,754
Bank-owned life insurance	70,866	71,026
Operating lease right-of-use assets	17,188	19,025
Bank premises and equipment, net	7,581	6,832
Core deposit intangible, net	2,128	2,792
Interest receivable and other assets	63,314	72,269
Total assets	$3,869,021	$3,701,335
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$1,458,230	$1,399,900
Interest bearing:
Transaction accounts	185,485	198,301
Savings accounts	224,642	225,691
Money market accounts	1,297,703	1,153,746
Time accounts	216,516	242,377
Total deposits	3,382,576	3,220,015
Borrowings and other obligations	57	154
Operating lease liabilities	19,528	21,509
Interest payable and other liabilities	23,042	24,250
Total liabilities	3,425,203	3,265,928
Commitments and contingent liabilities (Note 8)
Stockholders' Equity
Preferred stock, no par value, Authorized - 5,000,000 shares, none issued	—	—
Common stock, no par value, Authorized - 30,000,000 shares; issued and outstanding - 16,094,686 and 16,089,454 at September 30, 2025 and December 31, 2024, respectively	214,467	215,511
Retained earnings	241,727	249,964
Accumulated other comprehensive loss, net of taxes	(12,376)	(30,068)
Total stockholders' equity	443,818	435,407
Total liabilities and stockholders' equity	$3,869,021	$3,701,335

The accompanying notes are an integral part of these consolidated financial statements (unaudited).
Page-3

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three months ended			Nine months ended
(in thousands, except per share amounts; unaudited)	September 30, 2025	June 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest income
Interest and fees on loans	$26,254	$25,861	$25,483	$77,298	$75,612
Interest on investment securities	9,846	8,423	7,594	26,530	24,698
Interest on due from banks	2,969	2,004	3,242	6,768	4,487
Total interest income	39,069	36,288	36,319	110,596	104,797
Interest expense
Interest on interest-bearing transaction accounts	328	351	339	1,022	874
Interest on savings accounts	600	587	565	1,720	1,447
Interest on money market accounts	8,376	7,878	8,714	23,880	25,804
Interest on time accounts	1,571	1,559	2,431	4,920	7,002
Interest on borrowings and other obligations	1	1	1	3	240
Total interest expense	10,876	10,376	12,050	31,545	35,367
Net interest income	28,193	25,912	24,269	79,051	69,430
Provision for credit losses on loans	—	—	—	75	5,550
Reversal of credit losses on unfunded loan commitments	—	—	(233)	—	(233)
Net interest income after provision for credit losses	28,193	25,912	24,502	78,976	64,113
Non-interest income
Wealth management and trust services	564	612	706	1,739	1,844
Service charges on deposit accounts	547	550	543	1,645	1,613
Earnings on bank-owned life insurance, net	434	429	426	1,339	1,282
Debit card interchange fees, net	405	410	423	1,211	1,275
Dividends on Federal Home Loan Bank stock	366	362	365	1,103	1,108
Merchant interchange fees, net	87	90	67	273	244
Earnings on bank-owned life insurance death benefits	—	238	—	306	—
(Losses) gains on sale of investment securities	—	(18,736)	—	(18,736)	(32,541)
Other income	342	424	358	1,118	1,062
Total non-interest income	2,745	(15,621)	2,888	(10,002)	(24,113)
Non-interest expense
Salaries and related benefits	12,004	12,045	10,822	36,099	35,270
Occupancy and equipment	2,079	2,226	2,097	6,411	6,115
Deposit network fees	1,158	1,054	927	3,144	2,688
Data processing	1,116	1,041	1,051	3,293	3,126
Professional services	1,115	908	1,879	2,960	4,000
Information technology	538	563	404	1,514	1,254
Federal Deposit Insurance Corporation insurance	459	421	582	1,268	1,443
Depreciation and amortization	291	320	358	933	1,125
Directors' expense	249	279	293	832	916
Amortization of core deposit intangible	217	220	241	664	738
Charitable contributions	56	116	30	575	647
Other expense	2,046	2,297	1,733	6,389	6,158
Total non-interest expense	21,328	21,490	20,417	64,082	63,480
Income (loss) before provision for (benefit from) income taxes	9,610	(11,199)	6,973	4,892	(23,480)
Provision for (benefit from) income taxes	2,084	(2,663)	2,403	1,026	(9,070)
Net income (loss)	$7,526	$(8,536)	$4,570	$3,866	$(14,410)
Net income (loss) per common share
Basic	$0.47	$(0.53)	$0.28	$0.24	$(0.90)
Diluted	$0.47	$(0.53)	$0.28	$0.24	$(0.90)
Weighted average shares:
Basic	15,907	15,989	16,038	15,957	16,076
Diluted	15,934	15,989	16,066	15,979	16,076
Comprehensive income:
Net income (loss)	$7,526	$(8,536)	$4,570	$3,866	$(14,410)
Other comprehensive income:
Change in net unrealized losses on available-for-sale securities	2,514	(486)	8,041	5,317	4,032
Reclassification adjustment for losses realized on the sale of available-for-sale securities in net loss	—	18,736	(1)	18,736	32,541
Reclassification adjustment for gains on fair value hedges	—	—	(1,584)	—	(85)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	360	365	385	1,065	1,149
Other comprehensive income, before tax	2,874	18,615	6,841	25,118	37,637
Deferred tax expense	850	5,503	2,022	7,426	11,119
Other comprehensive income, net of tax	2,024	13,112	4,819	17,692	26,518
Total comprehensive income	$9,550	$4,576	$9,389	$21,558	$12,108
The accompanying notes are an integral part of these consolidated financial statements (unaudited).
Page-4

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the three months ended September 30, 2025 and 2024

(in thousands, except share data; unaudited)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total
	Shares	Amount
	Three months ended September 30, 2025
Balance at July 1, 2025	16,116,470	$214,713	$238,225	$(14,400)	$438,538
Net income	—	—	7,526	—	7,526
Other comprehensive income, net of tax	—	—	—	2,024	2,024
Stock issued under employee stock purchase plan	385	9	—	—	9
Stock issued under employee stock ownership plan	19,000	422	—	—	422
Restricted stock granted	2,000	—	—	—	—
Restricted stock forfeited / cancelled	(2,097)	—	—	—	—
Stock-based compensation - restricted stock	—	225	—	—	225
Cash dividends paid on common stock ($0.25 per share)	—	—	(4,024)	—	(4,024)
Stock issued in payment of director fees	8,928	216	—	—	216
Stock repurchased, including commissions	(50,000)	(1,118)	—	—	(1,118)
Balance at September 30, 2025	16,094,686	$214,467	$241,727	$(12,376)	$443,818
	Three months ended September 30, 2024
Balance at July 1, 2024	16,278,260	$218,773	$247,477	$(31,307)	$434,943
Net income	—	—	4,570	—	4,570
Other comprehensive income, net of tax	—	—	—	4,819	4,819
Stock issued under employee stock purchase plan	439	8	—	—	8
Stock issued under employee stock ownership plan	30,000	561	—	—	561
Restricted stock surrendered for tax withholdings upon vesting	(294)	(6)	—	—	(6)
Restricted stock forfeited / cancelled	(21,001)	—	—	—	—
Stock-based compensation - stock options	—	5	—	—	5
Stock-based compensation - restricted stock	—	103	—	—	103
Cash dividends paid on common stock ($0.25 per share)	—	—	(4,064)	—	(4,064)
Stock issued in payment of director fees	15,477	255	—	—	255
Stock repurchased, including commissions	(220,000)	(4,234)	—	—	(4,234)
Balance at September 30, 2024	16,082,881	$215,465	$247,983	$(26,488)	$436,960

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the nine months ended September 30, 2025 and 2024

(in thousands, except share data; unaudited)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total
	Shares	Amount
	Nine months ended September 30, 2025
Balance at January 1, 2025	16,089,454	$215,511	$249,964	$(30,068)	$435,407
Net income	—	—	3,866	—	3,866
Other comprehensive income, net of tax	—	—	—	17,692	17,692
Stock issued under employee stock purchase plan	1,188	26	—	—	26
Stock issued under employee stock ownership plan	57,500	1,268	—	—	1,268
Restricted stock granted	98,620	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(4,325)	(103)	—	—	(103)
Restricted stock forfeited / cancelled	(17,514)	—	—	—	—
Stock-based compensation - stock options	—	5	—	—	5
Stock-based compensation - restricted stock	—	584	—	—	584
Cash dividends paid on common stock ($0.75 per share)	—	—	(12,103)	—	(12,103)
Stock issued in payment of director fees	19,763	469	—	—	469
Stock repurchased, including commissions	(150,000)	(3,293)	—	—	(3,293)
Balance at September 30, 2025	16,094,686	$214,467	$241,727	$(12,376)	$443,818
	Nine months ended September 30, 2024
Balance at January 1, 2024	16,158,413	$217,498	$274,570	$(53,006)	$439,062
Net loss	—	—	(14,410)	—	(14,410)
Other comprehensive income, net of tax	—	—	—	26,518	26,518
Stock issued under employee stock purchase plan	1,811	30	—	—	30
Stock issued under employee stock ownership plan	54,600	986	—	—	986
Restricted stock granted	106,964	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(3,798)	(64)	—	—	(64)
Restricted stock forfeited / cancelled	(42,396)	—	—	—	—
Stock-based compensation - stock options	—	42	—	—	42
Stock-based compensation - restricted stock	—	694	—	—	694
Cash dividends paid on common stock ($0.75 per share)	—	—	(12,177)	—	(12,177)
Stock issued in payment of director fees	27,287	513	—	—	513
Stock repurchased, including commissions	(220,000)	(4,234)	—	—	(4,234)
Balance at September 30, 2024	16,082,881	$215,465	$247,983	$(26,488)	$436,960

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Page-5

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2025 and 2024

(in thousands; unaudited)	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$3,866	$(14,410)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses on loans	75	5,550
Reversal of provision for credit losses on unfunded loan commitments	—	(233)
Noncash contribution expense to employee stock ownership plan	1,268	986
Noncash director compensation expense	469	513
Stock-based compensation expense	589	736
Amortization of core deposit intangible	664	738
Amortization of investment security premiums, net of accretion of discounts	666	3,050
Accretion of discounts on acquired loans, net	(123)	(228)
Net change in deferred loan origination costs/fees	(27)	109
Loss on sale of investment securities	18,736	32,541
Depreciation and amortization	932	1,125
Loss on disposal of premises and equipment	11	—
Earnings on bank-owned life insurance policies	(1,339)	(1,282)
Earnings on bank-owned life insurance death benefits	(306)	—
Net changes in interest receivable and other assets	1,347	(10,199)
Net changes in interest payable and other liabilities	(1,372)	(1,345)
Total adjustments	21,590	32,061
Net cash provided by operating activities	25,456	17,651
Cash Flows from Investing Activities:
Purchase of available-for-sale securities	(421,796)	(133,485)
Proceeds from sale of available-for-sale securities	167,017	292,621
Proceeds from paydowns/maturities of held-to-maturity securities	67,855	36,820
Proceeds from paydowns/maturities of available-for-sale securities	104,017	26,409
(Increase) decrease in loans receivable, net	(7,398)	19,508
Purchase of loans	(226)	(35,874)
Purchase of bank-owned life insurance policies	—	(1,211)
Proceeds from bank-owned life insurance policies	1,805	—
Purchase of premises and equipment	(1,692)	(356)
Proceeds from sale of premises and equipment	—	21
Cash paid for low income housing tax credit investment	—	(1)
Net cash provided by investing activities	(90,418)	204,452
Cash Flows from Financing Activities:
Net increase in deposits	162,561	19,174
Repayment of short-term borrowings, net	—	(26,000)
Repayment of finance lease obligations	(97)	(113)
Restricted stock surrendered for tax withholdings upon vesting	(103)	(64)
Cash dividends paid on common stock	(12,103)	(12,177)
Stock repurchased	(3,293)	(4,234)
Proceeds from stock issued under employee and director stock purchase plans	26	30
Net cash used in financing activities	146,991	(23,384)
Net increase in cash, cash equivalents and restricted cash	82,029	198,719
Cash, cash equivalents and restricted cash at beginning of period	137,304	30,453
Cash, cash equivalents and restricted cash at end of period	$219,333	$229,172
Supplemental disclosure of cash flow information:
Interest paid on deposits and borrowings	$32,867	$35,417
Income taxes paid, net of refunds	$2,930	$2,100
Supplemental disclosure of noncash investing and financing activities:
Change in net unrealized gains or losses on available-for-sale securities	$5,317	$4,032
Amortization of net unrealized loss on available-for-sale securities transferred to held-to-maturity	$1,065	$1,149

The accompanying notes are an integral part of these consolidated financial statements (unaudited).
Page-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1:  Basis of Presentation

The consolidated financial statements include the accounts of Bancorp, a bank holding company, and its wholly-owned bank subsidiary, Bank of Marin, a California state-chartered commercial bank. References to “we,” “our,” “us” and "the Company" mean Bancorp and the Bank that are consolidated for financial reporting purposes. The accompanying unaudited consolidated interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to those rules and regulations.

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

Segment Reporting: Our Chief Operating Decision Maker ("CODM") is our Chief Executive Officer, who reviews our financial information on a consolidated basis for purposes of evaluating financial performance and allocating resources. We have one operating and reportable segment, community banking, and our other operating segment, wealth management services, does not meet the quantitative threshold for separate reporting. Our CODM reviews consolidated net income (loss) before provision for income taxes as our primary measure of profitability alongside significant expense information consistent with the expense captions presented in our Consolidated Statements of Comprehensive Income. These metrics are used by our CODM to monitor actual results and to benchmark to our peers. Segment assets are equal to consolidated total assets in our Consolidated Statements of Condition and all segment non-cash items are equal to those disclosed in our Consolidated Statements of Cash Flows. We derive materially all of our income or loss from activities within the United States, and materially all of our long lived assets are physically located within the United States. No single customer or client relationship accounts for ten percent or more of our income or loss.

Page-7

Segment revenue, profit or loss, significant segment expenses and other segment items	Three months ended		Nine months ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Community banking segment:
Interest income	39,069	36,319	110,596	104,797
Non-interest income	2,181	2,182	(11,741)	(25,957)

Reconciliation of income
All other income[1]	564	706	1,739	1,844
Total consolidated income	41,814	39,207	100,594	80,684

Less:[2]
Total interest expense	10,876	12,050	31,545	35,367
Provision for credit losses on loans	—	—	75	5,550
Provision for credit losses on unfunded loan commitments	—	(233)	—	(233)
Non-interest expense
Salaries and related benefits	11,794	10,822	35,483	34,559
Occupancy and equipment	2,079	1,871	6,410	6,113
Data processing	1,042	892	3,129	2,564
Deposit network fees	1,158	1,879	3,144	4,000
Information technology	538	1,051	1,514	3,126
Charitable contributions	56	358	575	1,125
Federal Deposit Insurance Corporation insurance	459	404	1,268	1,254
Professional services	960	103	2,501	332
Depreciation and amortization	291	582	933	1,443
Directors' expense	249	293	832	916
Amortization of core deposit intangible	217	30	664	647
Other expense	2,035	1,711	6,349	6,103
Segment income (loss)	10,060	7,394	6,172	(22,182)

Reconciliation of segment income
All other income[1]	450	421	1,280	1,298
Income (loss) before income taxes	$9,610	$6,973	$4,892	$(23,480)
[1]Other income and loss from segment below the quantitative thresholds are attributable to one operating segment of the Bank, the Wealth Management and Trust Services, which does not meet the quantitative thresholds for presenting reportable segments. Expenses of Wealth Management and Trust Services are comprised of salary and employee benefits, professional services, data processing, occupancy and equipment and other expenses totaling $450 thousand, and $421 thousand for the three months ended September 30, 2025 and 2024, respectively, and $1.3 million and $1.3 million for the nine month periods ended September 30, 2025 and 2024, respectively.

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

Page-8

	Three months ended		Nine months ended
(in thousands, except per share data)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Weighted average basic common shares outstanding	15,907	16,038	15,957	16,076
Potentially dilutive common shares related to:
Stock options	—	—	—	—
Unvested restricted stock awards	27	28	22	—
Weighted average diluted common shares outstanding	15,934	16,066	15,979	16,076
Net income ( loss)	$7,526	$4,570	$3,866	$(14,410)
Basic income (loss) per common share	$0.47	$0.28	$0.24	$(0.90)
Diluted income (loss) per common share [1]	$0.47	$0.28	$0.24	$(0.90)
Weighted average anti-dilutive common shares and unvested restricted shares not included in the calculation of diluted EPS	220	296	256	392
[1] Because Bancorp was in a net loss position for the nine months ended September 30, 2024, diluted net loss per share is the same as basic net loss per share, as the inclusion of potentially dilutive common shares would have been anti-dilutive.

Note 2: Recently Adopted and Issued Accounting Standards

Accounting Standards Adopted in 2025

We have not adopted any new accounting standards during the nine months ended September 30, 2025.

Accounting Standards Not Yet Adopted
In December 2023, the Financial Accounting Standards Board "FASB" issued Accounting Standards Update "ASU" No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require disaggregated information about the effective tax rate reconciliation and additional disclosures on reconciling items and taxes paid that meet a quantitative threshold. The amendments are effective for annual reporting periods beginning after December 15, 2024, and may be adopted either prospectively or retrospectively. Early adoption is permitted. The Company expects this ASU to only impact its disclosure requirements (i.e. 2025 Form 10-K) and does not expect the adoption of this ASU to have a material impact on its business operations or Consolidated Statements of Financial Condition.
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

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measurement Categories: Changes in Fair Value Recorded In1
September 30, 2025
Securities available-for-sale:
Commercial mortgage-backed securities, mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$514,923	$—	$514,923	$—	OCI
Obligations of state and political subdivisions	$28,682	$—	$28,682	$—	OCI
Derivative financial assets (interest rate contracts)	$156	$—	$156	$—	NI
Derivative financial liabilities (interest rate contracts)	$12	$—	$12	$—	NI
December 31, 2024
Securities available-for-sale:
Commercial mortgage-backed securities, mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$279,838	$—	$279,838	$—	OCI
SBA-backed securities	$308	$—	$308	$—	OCI
Debentures of government sponsored agencies	$7,210	$—	$7,210	$—	OCI
U.S. Treasury securities	$10,815	$10,815	$—	$—	OCI
Obligations of state and political subdivisions	$83,714	$—	$83,714	$—	OCI
Corporate bonds	$5,649	$—	$5,649	$—	OCI
Derivative financial assets (interest rate contracts)	$333	$—	$333	$—	NI
 1 Other comprehensive income ("OCI") or net income ("NI").

Available-for-sale securities are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of available-for-sale securities. If quoted market prices are not
Page-10

available, we obtain pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity and credit spreads (Level 2).   Level 2 securities include obligations of state and political subdivisions, U.S. agencies or government-sponsored agencies' debt securities, mortgage-backed securities, government agency-issued securities, and corporate bonds. As of September 30, 2025 and December 31, 2024, there were no Level 3 securities.

Held-to-maturity securities may be subject to an allowance for credit losses as a result of our evaluation of expected losses due to credit quality factors. We did not record any credit loss expense on held-to-maturity securities during either the nine months ended September 30, 2025 or September 30, 2024. Fair value of held-to-maturity securities is determined using the same techniques discussed above for available-for-sale securities.

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
Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of September 30, 2025 and December 31, 2024, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in this note). The carrying amounts in the following table are recorded in the consolidated statements of condition under the indicated captions. Further, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements such as bank-owned life insurance policies ("BOLI"), lease obligations and non-maturity deposit liabilities. Additionally, we held shares of Federal Home Loan Bank ("FHLB") of San Francisco stock at cost as of September 30, 2025 and December 31, 2024. There were no impairments or changes resulting from observable price changes in orderly transactions for the identical or similar investments of the same issuer as of September 30, 2025 or December 31, 2024. See further discussion on values within Note 4, Investment Securities.
Page-11

	September 30, 2025			December 31, 2024
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets (recorded at amortized cost)
Cash and cash equivalents	$219,333	$219,333	Level 1	$137,304	$137,304	Level 1
Investment securities held-to-maturity	811,751	724,807	Level 2	879,199	763,535	Level 2
Loans, net of allowance for credit losses	2,060,501	2,002,717	Level 3	2,052,600	1,965,429	Level 3
Interest receivable	10,661	10,661	Level 2	11,934	11,934	Level 2
Financial liabilities (recorded at amortized cost)
Time deposits	216,516	217,558	Level 2	242,377	243,773	Level 2
Interest payable	1,698	1,698	Level 2	3,019	3,019	Level 2

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
The value of off-balance-sheet financial instruments is estimated based on the fee income associated with the commitments, which in the absence of credit exposure, is considered to approximate their settlement value. The fair value of commitment fees was not material as of September 30, 2025 or December 31, 2024.

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

A summary of the amortized cost, fair value and allowance for credit losses related to securities held-to-maturity as of September 30, 2025 and December 31, 2024 is presented below.
Page-12

Held-to-maturity:	Amortized Cost [1]	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized		Fair Value
(in thousands)				Gains	(Losses)
September 30, 2025
Securities of U.S. government-sponsored enterprises:
CMBS issued by FHLMC, FNMA and GNMA	$237,757	$—	$237,757	$—	$(26,472)	$211,285
CMOs issued by FHLMC, FNMA and GNMA	194,734	—	194,734	91	(12,490)	182,335
MBS pass-through securities issued by FHLMC, FNMA and GNMA	180,148	—	180,148	—	(23,771)	156,377
SBA-backed securities	1,252	—	1,252	—	(28)	1,224
Debentures of government-sponsored agencies	121,656	—	121,656	—	(17,028)	104,628
Obligations of state and political subdivisions	61,204	—	61,204	12	(6,973)	54,243
Corporate bonds	15,000	—	15,000	—	(285)	14,715
Total held-to-maturity	$811,751	$—	$811,751	$103	$(87,047)	$724,807
December 31, 2024
Securities of U.S. government-sponsored enterprises:
CMBS issued by FHLMC, FNMA and GNMA	$242,559	$—	$242,559	$—	$(34,449)	$208,110
CMOs issued by FHLMC, FNMA and GNMA	209,748	—	209,748	—	(18,492)	191,256
MBS pass-through securities issued by FHLMC, FNMA and GNMA	192,388	—	192,388	—	(30,942)	161,446
SBA-backed securities	1,513	—	1,513	—	(61)	1,452
Debentures of government-sponsored agencies	141,431	—	141,431	—	(22,694)	118,737
Obligations of state and political subdivisions	61,560	—	61,560	—	(8,341)	53,219
Corporate bonds	30,000	—	30,000	—	(685)	29,315
Total held-to-maturity	$879,199	$—	$879,199	$—	$(115,664)	$763,535
[1] Amortized cost and fair values exclude accrued interest receivable of $2.2 million and $3.4 million at September 30, 2025 and December 31, 2024, respectively, which is included in interest receivable and other assets in the consolidated statements of condition.

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

The following table summarizes the amortized cost of our portfolio of held-to-maturity securities issued by states and political subdivisions and corporate bonds by Moody's and/or Standard & Poor's bond ratings as of September 30, 2025 and December 31, 2024.

	Obligations of state and political subdivisions		Corporate bonds
(in thousands)	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Aaa / AAA	$38,388	$42,161	$—	$—
Aa1 / AA+	22,816	19,399	—	—
A2 / A	—	—	15,000	30,000
Total	$61,204	$61,560	$15,000	$30,000

A summary of the amortized cost, fair value and allowance for credit losses related to securities available-for-sale as of September 30, 2025 and December 31, 2024 is presented below.
Page-13

Available-for-sale:	Amortized Cost [1]	Gross Unrealized		Allowance for Credit Losses	Fair Value
(in thousands)		Gains	(Losses)
September 30, 2025
Securities of U.S. government-sponsored enterprises:
CMBS issued by FHLMC, FNMA and GNMA	$246,548	$790	$(635)	$—	$246,703
CMOs issued by FHLMC, FNMA and GNMA	162,809	543	(1,214)	—	162,138
MBS pass-through securities issued by FHLMC, FNMA and GNMA	108,182	340	(2,440)	—	106,082
Obligations of state and political subdivisions	33,772	—	(5,090)	—	28,682
Total available-for-sale	$551,311	$1,673	$(9,379)	$—	$543,605
December 31, 2024
Securities of U.S. government-sponsored enterprises:
CMBS issued by FHLMC, FNMA and GNMA	$222,862	$154	$(4,977)	$—	218,039
CMOs issued by FHLMC, FNMA and GNMA	42,432	28	(6,321)	—	36,139
MBS pass-through securities issued by FHLMC, FNMA and GNMA	30,498	2	(4,840)	$—	25,660
SBA-backed securities	331	—	(23)	—	308
Debentures of government- sponsored agencies	8,971	—	(1,761)	—	7,210
U.S. Treasury securities	12,020	—	(1,205)		10,815
Obligations of state and political subdivisions	96,178	—	(12,464)	—	83,714
Corporate bonds	6,000	—	(351)	—	5,649
Total available-for-sale	$419,292	$184	$(31,942)	$—	$387,534
[1] Amortized cost and fair value exclude accrued interest receivable of $1.8 million and $1.7 million at September 30, 2025 and December 31, 2024, respectively, which is included in interest receivable and other assets in the consolidated statements of condition.

The amortized cost and fair value of investment debt securities by contractual maturity at September 30, 2025 and December 31, 2024 are shown below. Expected maturities may differ from contractual maturities if the issuers of the securities have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2025				December 31, 2024
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$12,952	$12,853	$40,067	$40,026	$36,476	$36,380	$99,431	$99,258
After one but within five years	127,497	120,616	119,088	119,537	118,590	110,857	106,986	103,058
After five years through ten years	217,568	190,411	119,044	119,034	229,040	191,328	75,429	67,940
After ten years	453,734	400,927	273,112	265,008	495,093	424,970	137,446	117,278
Total	$811,751	$724,807	$551,311	$543,605	$879,199	$763,535	$419,292	$387,534

Sales of investment securities and gross gains and losses are shown in the following table:

	Three months ended		Nine months ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Available-for-sale:
Sales proceeds	$—	$—	$167,017	$292,621
Gross realized losses	—	—	(18,736)	(32,541)
The reported values of pledged investment securities are shown in the following table.

(in thousands)	September 30, 2025	December 31, 2024
Pledged to the State of California:
Secure public deposits in compliance with the Local Agency Security Program	$319,454	$288,385
Collateral for trust deposits	1,200	1,284
Collateral for Wealth Management and Trust Services checking account	1,500	895
Total investment securities pledged to the State of California	322,154	290,564
Bankruptcy trustee deposits pledged with Federal Reserve Bank	2,138	651
Pledged to FHLB Securities-Backed Credit Program	269,768	284,148
Pledged to the Federal Reserve Discount Window	319,109	365,759
Total pledged investment securities	$913,169	$941,122

Page-14

There were 172 and 269 securities in unrealized loss positions at September 30, 2025 and December 31, 2024, respectively. Those securities are summarized and classified according to the duration of the loss period in the tables below:

September 30, 2025	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
CMBS issued by FHLMC, FNMA and GNMA	$—	$—	$211,285	$(26,472)	$211,285	$(26,472)
CMOs issued by FHLMC, FNMA and GNMA	—	—	172,617	(12,490)	172,617	(12,490)
MBS pass-through securities issued by FHLMC, FNMA and GNMA	—	—	156,094	(23,771)	156,094	(23,771)
SBA-backed securities	—	—	1,224	(28)	1,224	(28)
Debentures of government-sponsored agencies	—	—	104,628	(17,028)	104,628	(17,028)
Obligations of state and political subdivisions	—	—	51,206	(6,973)	51,206	(6,973)
Corporate bonds	—	—	14,715	(285)	14,715	(285)
Total held-to-maturity	—	—	711,769	(87,047)	711,769	(87,047)
Available-for-sale:
CMBS issued by FHLMC, FNMA and GNMA	$94,823	$(165)	$27,965	$(470)	$122,788	$(635)
CMOs issued by FHLMC, FNMA and GNMA	54,133	(645)	3,273	(569)	57,406	(1,214)
MBS pass-through securities issued by FHLMC, FNMA and GNMA	47,098	(175)	11,936	(2,265)	59,034	(2,440)
Obligations of state and political subdivisions	247	(3)	28,434	(5,087)	28,682	(5,090)
Total available-for-sale	196,301	(988)	71,608	(8,391)	267,910	(9,379)
Total securities at loss position	$196,301	$(988)	$783,377	$(95,438)	$979,679	$(96,426)
Page-15

December 31, 2024	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
CMBS issued by FHLMC, FNMA and GNMA	$—	$—	$208,110	$(34,449)	$208,110	$(34,449)
CMOs issued by FHLMC, FNMA and GNMA	18,451	(1,623)	172,805	(16,869)	191,256	(18,492)
MBS pass-through securities issued by FHLMC, FNMA and GNMA	3,487	(150)	157,959	(30,792)	161,446	(30,942)
SBA-backed securities	—	—	1,452	(61)	1,452	(61)
Debentures of government- sponsored agencies	—	—	118,737	(22,694)	118,737	(22,694)
Obligations of state and political subdivisions	5,558	(44)	47,661	(8,297)	53,219	(8,341)
Corporate Bonds	—	—	29,315	(685)	29,315	(685)
Total held-to-maturity	27,496	(1,817)	736,039	(113,847)	763,535	(115,664)
Available-for-sale:
CMBS issued by FHLMC, FNMA and GNMA	$129,402	$(343)	$58,065	$(4,634)	$187,467	$(4,977)
CMOs issued by FHLMC, FNMA and GNMA	—	—	33,749	(6,321)	33,749	(6,321)
MBS pass-through securities issued by FHLMC, FNMA and GNMA	7	—	25,495	(4,840)	25,502	(4,840)
SBA-backed securities	—	—	309	(23)	309	(23)
Debentures of government- sponsored agencies	—	—	7,210	(1,761)	7,210	(1,761)
U.S. Treasury securities	—	—	10,815	(1,205)	10,815	(1,205)
Obligations of state and political subdivisions	—	—	83,714	(12,464)	83,714	(12,464)
Corporate Bonds	—	—	5,649	(351)	5,649	(351)
Total available-for-sale	129,409	(343)	225,006	(31,599)	354,415	(31,942)
Total securities at loss position	$156,905	$(2,160)	$961,045	$(145,446)	$1,117,950	$(147,606)

As of September 30, 2025, the investment portfolio included 145 investment securities that had been in a continuous loss position for twelve months or more and 27 investment securities that had been in a loss position for less than twelve months.

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
No allowances for credit losses have been recognized on available-for-sale securities in an unrealized loss position, as management does not believe any of the securities are impaired due to credit risk factors at either September 30, 2025 or December 31, 2024. In addition, for any available-for-sale securities in an unrealized loss position at September 30, 2025 and December 31, 2024, the Bank assessed whether it intended to sell the securities, or if it was more likely than not that it would be required to sell the securities before recovery of its amortized cost basis, which would require a write-down to fair value through net income. Because the Bank did not intend to sell those securities that were in an unrealized loss position, and it was not more-likely-than-not that the Bank would be required to sell the securities before recovery of their amortized cost bases, the Bank determined that no write-down was necessary as of the reporting date.

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

Non-Marketable Securities Included in Other Assets

FHLB Capital Stock

As a member of the FHLB, we are required to maintain a minimum investment in FHLB capital stock as determined by the Board of Directors of the FHLB. The minimum investment requirements can increase in the event we increase our total asset size or borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. We held $16.7 million of FHLB stock included in other assets on the consolidated statements of condition at both September 30, 2025 and December 31, 2024. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks, and they do not have a readily determinable market value. Based on our analysis of FHLB's financial condition and certain qualitative factors, we determined that the FHLB stock was not impaired at September 30, 2025 and December 31, 2024. On October 23, 2025, FHLB announced a cash dividend for the third quarter of 2025 at an annualized dividend rate of 8.75% to be distributed in mid-November 2025. Cash dividends paid on FHLB capital stock are recorded as non-interest income.

Note 5:  Loans and Allowance for Credit Losses on Loans

The following table presents the amortized cost of loans by portfolio class as of September 30, 2025 and December 31, 2024.

(in thousands)	September 30, 2025	December 31, 2024
Commercial and industrial	$154,303	$152,263
Real estate:
Commercial owner-occupied	313,996	321,962
Commercial non-owner occupied	1,324,263	1,273,596
Construction	15,869	36,970
Home equity	95,872	88,325
Other residential	122,924	143,207
Installment and other consumer loans	63,127	66,933
Total loans, at amortized cost [1]	2,090,354	2,083,256
Allowance for credit losses on loans	(29,853)	(30,656)
Total loans, net of allowance for credit losses on loans	$2,060,501	$2,052,600
1 Amortized cost includes net deferred loan origination costs of $2.6 million and $2.5 million at September 30, 2025 and December 31, 2024, respectively. Amounts are also net of unrecognized purchase discounts of $1.0 million and $1.1 million at September 30, 2025 and December 31, 2024, respectively. Amortized cost excludes accrued interest, which totaled $6.6 million and $6.8 million at September 30, 2025 and December 31, 2024, respectively, and is included in interest receivable and other assets in the consolidated statements of condition.

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

Page-17

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

The following tables present the loan portfolio by loan portfolio class, origination/renewal year and internal risk rating as of September 30, 2025 and December 31, 2024. The current year vintage table reflects year to date gross charge-offs by loan portfolio class and year of origination. Generally, existing term loans that were re-underwritten are reflected in the table in the year of renewal. Lines of credit that have a conversion feature at the time of origination, such as construction to perm loans, are presented by year of origination.

(in thousands)	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
September 30, 2025	2025	2024	2023	2022	2021	Prior		Total
Commercial and industrial:
Pass and Watch	$17,685	$7,774	$16,188	$6,586	$843	$23,629	$71,751	$144,456
Special Mention	—	—	—	—	—	132	—	132
Substandard	—	478	—	2,793	—	—	6,444	9,715
Total commercial and industrial	$17,685	$8,252	$16,188	$9,379	$843	$23,761	$78,195	$154,303
Gross current period charge-offs	$—	$—	$—	$—	$—	$—	$(53)	$(53)
Commercial real estate, owner-occupied:
Pass and Watch	$27,063	$12,206	$12,480	$40,144	$43,430	$148,185	$272	$283,780
Special Mention	—	—	$369	—	18,336	5,332	—	24,037
Substandard	1,515	—	94	3,176	—	1,394	—	6,179
Total commercial real estate, owner-occupied	$28,578	$12,206	$12,943	$43,320	$61,766	$154,911	$272	$313,996
Commercial real estate, non-owner occupied:
Pass and Watch	$135,256	$102,525	$55,282	$160,497	$192,643	$569,725	$11,373	$1,227,301
Special Mention	3,529	15,249	—	—	—	45,572	—	64,350
Substandard	—	—	—	—	—	32,612	—	32,612
Total commercial real estate, non-owner occupied	$138,785	$117,774	$55,282	$160,497	$192,643	$647,909	$11,373	$1,324,263
Gross current period charge-offs	$—	$—	$—	$—	$(809)	$—	$—	$(809)
Page-19

(in thousands)	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
September 30, 2025	2025	2024	2023	2022	2021	Prior		Total
Construction:
Pass and Watch	$4,896	$10,973	$—	$—	$—	$—	$—	$15,869
Total construction	$4,896	$10,973	$—	$—	$—	$—	$—	$15,869
Home equity:
Pass and Watch	$99	$76	$13	$—	$—	$742	$94,328	$95,258
Substandard	—	—	—	—	—	165	449	614
Total home equity	$99	$76	$13	$—	$—	$907	$94,777	$95,872
Other residential:
Pass and Watch	$2,381	$22,641	$16,663	$17,850	$10,780	$52,535	$—	$122,850
Substandard	—	—	74	—	—	—	—	74
Total other residential	$2,381	$22,641	$16,737	$17,850	$10,780	$52,535	$—	$122,924
Installment and other consumer:
Pass and Watch	$9,657	$14,570	$11,380	$8,677	$7,139	$9,912	$1,606	$62,941
Substandard	—	—	176	—	—	10	—	186
Total installment and other consumer	$9,657	$14,570	$11,556	$8,677	$7,139	$9,922	$1,606	$63,127
Gross current period charge-offs	$—	$—	$—	$—	$—	$(15)	$(1)	$(16)
Total loans:
Pass and Watch	$197,037	$170,765	$112,006	$233,754	$254,835	$804,728	$179,330	$1,952,455
Total Special Mention	$3,529	$15,249	$369	$—	$18,336	$51,036	$—	$88,519
Total Substandard	$1,515	$478	$344	$5,969	$—	$34,181	$6,893	$49,380
Totals	$202,081	$186,492	$112,719	$239,723	$273,171	$889,945	$186,223	$2,090,354
Total gross current period charge-offs	$—	$—	$—	$—	$(809)	$(15)	$(54)	$(878)

(in thousands)	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
December 31, 2024	2024	2023	2022	2021	2020	Prior		Total
Commercial and industrial:
Pass and Watch	$9,951	$20,282	$7,742	$1,371	$2,650	$27,487	$71,212	$140,695
Special Mention	598	—	—	—	5	221	7,286	8,110
Substandard	—	—	2,793	—	—	—	665	3,458
Total commercial and industrial	$10,549	$20,282	$10,535	$1,371	$2,655	$27,708	$79,163	$152,263
Commercial real estate, owner-occupied:
Pass and Watch	$14,638	$13,386	$43,381	$44,536	$41,160	$130,197	$169	$287,467
Special Mention	—	378	—	18,870	804	9,499	—	29,551
Substandard	—	—	2,110	—	—	2,834	—	4,944
Total commercial real estate, owner-occupied	$14,638	$13,764	$45,491	$63,406	$41,964	$142,530	$169	$321,962
Commercial real estate, non-owner occupied:
Pass and Watch	$119,053	$64,906	$162,804	$196,661	$179,060	$442,574	$9,178	$1,174,236
Special Mention	18,343	—	2,736	2,097	729	39,888	—	63,793
Substandard	—	497	—	2,127	—	32,943	—	35,567
Total commercial real estate, non-owner occupied	$137,396	$65,403	$165,540	$200,885	$179,789	$515,405	$9,178	$1,273,596
Construction:
Pass and Watch	$18,128	$—	$11,380	$—	$—	$—	$—	$29,508
Special Mention	7,462	—	—	—	—	—	—	7,462
Total construction	$25,590	$—	$11,380	$—	$—	$—	$—	$36,970
Home equity:
Pass and Watch	$94	$13	$—	$—	$—	$968	$86,337	$87,412
Substandard	—	—	—	—	—	174	739	913
Total home equity	$94	$13	$—	$—	$—	$1,142	$87,076	$88,325
Page-20

(in thousands)	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
December 31, 2024	2024	2023	2022	2021	2020	Prior		Total
Other residential:
Pass and Watch	$35,390	$17,267	$19,682	$12,989	$24,378	$33,501	$—	$143,207
Total other residential	$35,390	$17,267	$19,682	$12,989	$24,378	$33,501	$—	$143,207
Installment and other consumer:
Pass and Watch	$17,525	$15,429	$10,841	$7,798	$2,788	$10,901	$1,429	$66,711
Substandard	—	—	—	207	—	15	—	222
Total installment and other consumer	$17,525	$15,429	$10,841	$8,005	$2,788	$10,916	$1,429	$66,933
Gross current period charge-offs	$—	$(14)	$—	$(39)	$—	$(1)	$(4)	$(58)
Total loans:
Pass and Watch	$214,779	$131,283	$255,830	$263,355	$250,036	$645,628	$168,325	$1,929,236
Total Special Mention	$26,403	$378	$2,736	$20,967	$1,538	$49,608	$7,286	$108,916
Total Substandard	$—	$497	$4,903	$2,334	$—	$35,966	$1,404	$45,104
Totals	$241,182	$132,158	$263,469	$286,656	$251,574	$731,202	$177,015	$2,083,256

The following table shows the amortized cost of loans by portfolio class, payment aging and non-accrual status as of September 30, 2025 and December 31, 2024.

Loan Aging Analysis by Class
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, non-owner occupied	Construction	Home equity	Other residential	Installment and other consumer	Total
September 30, 2025
30-59 days past due	$248	$—	$9,556	$—	$407	$—	$272	$10,483
60-89 days past due	50	—	437	—	—	—	146	633
90 days or more past due [1]	3,488	375	8,118	—	148	74	185	12,388
Total past due	3,786	375	18,111	—	555	74	603	23,504
Current	150,517	313,621	1,306,152	15,869	95,317	122,850	62,524	2,066,850
Total loans [1]	$154,303	$313,996	$1,324,263	$15,869	$95,872	$122,924	$63,127	$2,090,354
Non-accrual loans [2]	$3,488	$1,488	$25,701	$—	$553	$74	$185	$31,489
Non-accrual loans with no allowance	$—	$1,488	$8,831	$—	$553	$—	$185	$11,057
December 31, 2024
30-59 days past due	$203	$208	$718	$—	$738	$—	$415	$2,282
60-89 days past due	—	559	—	—	186	—	7	752
90 days or more past due [1]	2,793	113	10,742	—	248	—	8	13,904
Total past due	2,996	880	11,460	—	1,172	—	430	16,938
Current	149,267	321,082	1,262,136	36,970	87,153	143,207	66,503	2,066,318
Total loans [1]	$152,263	$321,962	$1,273,596	$36,970	$88,325	$143,207	$66,933	$2,083,256
Non-accrual loans [2]	$2,845	$1,537	$28,525	$—	$752	$—	$222	$33,881
Non-accrual loans with no allowance	$—	$1,537	$497	$—	$752	$—	$207	$2,993
1 There were no non-performing loans over 90 days past due and accruing interest as of September 30, 2025 or December 31, 2024.
2 None of the non-accrual loans as of September 30, 2025 or December 31, 2024 were earning interest on a cash or accrual basis. We reversed $5 thousand and $49 thousand in accrued interest income for loans that were placed on non-accrual status during the three and nine months ended September 30, 2025, respectively. We reversed accrued interest income of $257 thousand and $523 thousand for loans that were placed on non-accrual status during the three and nine months ended September 30, 2024, respectively.

Page-21

Collateral Dependent Loans

The following table presents the amortized cost basis of individually analyzed collateral-dependent loans, which were all on non-accrual status, by portfolio class at September 30, 2025 and December 31, 2024.

	Amortized Cost by Collateral Type
(in thousands)	Commercial Real Estate	Residential Real Estate	Other	Total [1]	Allowance for Credit Losses
September 30, 2025
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
1 There were no collateral-dependent residential real estate mortgage loans in process of foreclosure or in substance repossessed at September 30, 2025 and December 31, 2024. The weighted average loan-to-value of real estate secured collateral dependent loans was approximately 104% at September 30, 2025 and 115% at December 31, 2024.

Loan Modifications to Borrowers Experiencing Financial Difficulty

The following table summarizes the amortized cost of loans as of September 30, 2025 and September 30, 2024 that were modified during the three months and nine months ended September 30, 2025 and during the nine months ended September 30, 2024, by portfolio class and type of modification granted. There were no modifications of loans during the three months ended September 30, 2024 requiring disclosure.

(in thousands)	Term Extension	Total Modifications	Percent of Portfolio Class Total
Three months ended September 30, 2025
Commercial owner-occupied	1,515	1,515	0.5%
Total	$1,515	$1,515
Nine months ended September 30, 2025
Commercial owner-occupied	1,515	1,515	0.5%
Commercial non-owner occupied	3,424	3,424	0.3%
Total	$4,939	$4,939

(in thousands)	Term Extension	Total Modifications	Percent of Portfolio Class Total
Nine months ended September 30, 2024
Home equity	192	192	0.2%
Total	$192	$192

Page-22

As of September 30, 2025 and September 30, 2024, there were no unfunded loan commitments for loans that were modified during the period presented.

The following table summarizes the financial effect of loan modifications presented in the tables above during the three and nine months ended September 30, 2025 and September 30, 2024 by portfolio class.

Weighted-Average Term Extension (in years)
Three months ended September 30, 2025
Commercial owner-occupied	0.5
Nine months ended September 30, 2025
Commercial owner-occupied	0.5
Commercial non-owner occupied	1.2

Weighted-Average Term Extension (in years)
Nine months ended September 30, 2024
Home Equity	6.5

The loan modifications did not significantly impact the determination of the allowance for credit losses on loans during the three and nine months ended September 30, 2025 and September 30, 2024.

The Bank closely monitors the performance of the modified loans to understand the effectiveness of its modification efforts. The following table summarizes the amortized cost and payment status of loans as of September 30, 2025 and September 30, 2024 that were modified during the three and nine months ended September 30, 2025 and September 30, 2024 by portfolio class.

(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Non-Accrual
Three months ended September 30, 2025
Commercial owner occupied	1,515	—	—	—	1,515	—
Total	$1,515	$—	$—	$—	$1,515	$—
Nine months ended September 30, 2025
Commercial owner-occupied	1,515	—	—	—	1,515	—
Commercial non-owner occupied	3,424	—	—	—	3,424	712
Total	$4,939	$—	$—	$—	$4,939	$712

(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Non-Accrual
Nine months ended September 30, 2024
Home equity	192	—	—	—	192	117
Total	$192	$—	$—	$—	$192	$117

There were no loans to borrowers experiencing financial difficulty that were modified within the three and nine months ended September 30, 2025 and September 30, 2024 that had subsequently defaulted (i.e., fully or partially charged-off or became 90 days or more past due).

Page-23

Allocation of the Allowance for Credit Losses on Loans

The following table presents the details of the allowance for credit losses on loans segregated by loan portfolio class as of September 30, 2025 and December 31, 2024.

Allocation of the Allowance for Credit Losses on Loans
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, non-owner occupied	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
September 30, 2025
Modeled expected credit losses	$1,307	$1,599	$7,916	$39	$701	$1,168	$754	$—	$13,484
Qualitative adjustments	543	866	5,940	190	66	2	227	1,171	9,005
Specific allocations	43	—	7,301	—	—	20	—	—	7,364
Total	$1,893	$2,465	$21,157	$229	$767	$1,190	$981	$1,171	$29,853
December 31, 2024
Modeled expected credit losses	$759	$1,241	$7,632	$41	$620	$1,133	$625	$—	$12,051
Qualitative adjustments	672	1,120	6,528	597	64	8	268	1,255	10,512
Specific allocations	145	—	7,933	—	—	—	15	—	8,093
Total	$1,576	$2,361	$22,093	$638	$684	$1,141	$908	$1,255	$30,656

Allowance for Credit Losses on Loans Rollforward

The following table discloses activity in the allowance for credit losses on loans for the periods presented.

Allowance for Credit Losses on Loans Rollforward
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, non-owner occupied	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
Three months ended September 30, 2025
Beginning balance	$1,608	$2,402	$21,516	$384	$783	$1,110	$871	$1,180	$29,854
Provision (Reversal)	286	63	(359)	(155)	(16)	80	110	(9)	—
(Charge-offs)	(1)	—	—	—	—	—	—	—	(1)
Recoveries	—	—	—	—	—	—	—	—	—
Ending balance	$1,893	$2,465	$21,157	$229	$767	$1,190	$981	$1,171	$29,853
Three months ended September 30, 2024
Beginning balance	$1,876	$2,408	$22,165	$874	$650	$769	$910	$1,023	$30,675
(Reversal) Provision	(158)	(63)	(65)	(214)	(3)	376	10	117	—
(Charge-offs)	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Ending balance	$1,718	$2,345	$22,100	$660	$647	$1,145	$920	$1,140	$30,675
Nine months ended September 30, 2025
Beginning balance	$1,576	$2,361	$22,093	$638	$684	$1,141	$908	$1,255	$30,656
Provision (Reversal)	370	104	(127)	(409)	83	49	89	(84)	75
(Charge-offs)	(53)	—	(809)	—	—	—	(16)	—	(878)
Recoveries	—	—	—	—	—	—	—	—	—
Ending balance	$1,893	$2,465	$21,157	$229	$767	$1,190	$981	$1,171	$29,853
Nine months ended September 30, 2024
Beginning balance	$1,712	$2,476	$14,933	$1,832	$552	$653	$976	$2,038	$25,172
Provision (Reversal)	38	(131)	7,167	(1,172)	95	492	(41)	(898)	5,550
(Charge-offs)	(33)	—	—	—	—	—	(18)	—	(51)
Recoveries	1	—	—	—	—	—	3	—	4
Ending balance	$1,718	$2,345	$22,100	$660	$647	$1,145	$920	$1,140	$30,675

Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $1.372 billion and $1.351 billion at September 30, 2025 and December 31, 2024, respectively. In addition, we pledge eligible residential loans, which totaled $101.1 million and $110.0 million
Page-24

at September 30, 2025 and December 31, 2024, respectively, to secure our borrowing capacity with the Federal Reserve Bank ("FRB"). For additional information, see Note 6, Borrowings.

Related Party Loans

The Bank has, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders and their businesses or associates. These transactions, including loans, are granted on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with persons not related to us. Likewise, these transactions do not involve more than the normal risk of collectability or present other unfavorable features. Related party loans totaled $3.7 million and $4.1 million as of September 30, 2025 and December 31, 2024, respectively. In addition, undisbursed commitments to related parties totaled $10 thousand and $211 thousand as of September 30, 2025 and December 31, 2024, respectively.

Note 6: Borrowings and Other Obligations

Federal Reserve Bank: The Bank had a line of credit through the Discount Window at the Federal Reserve Bank of San Francisco ("FRBSF") totaling $326.3 million and $358.0 million as of September 30, 2025 and December 31, 2024, respectively, secured by investment securities and residential loans.

Federal Home Loan Bank: The Bank had lines of credit with the FHLB totaling $931.4 million and $948.1 million as of September 30, 2025 and December 31, 2024, respectively, based on eligible collateral of certain loans and investment securities.

Federal Funds Lines of Credit: The Bank had unsecured lines of credit with correspondent banks for overnight borrowings totaling $125.0 million as of both September 30, 2025 and December 31, 2024.  In general, interest rates on these lines approximate the federal funds target rate.

Other Obligations: Finance lease liabilities totaling $57 thousand and $154 thousand as of September 30, 2025 and December 31, 2024, respectively, are included in borrowings and other obligations in the consolidated statements of condition. Refer to Note 8, Commitments and Contingencies, for additional information.

The carrying values and weighted average interest rates on borrowings and other obligations as of September 30, 2025 and December 31, 2024 are summarized in the following table.

	September 30, 2025		December 31, 2024
(dollars in thousands)	Carrying Value	Weighted Average Rate	Carrying Value	Weighted Average Rate
FRBSF federal funds purchased	$—	—%	$—	—%
FHLB short-term borrowings	—	—%	—	—%
Federal funds lines of credit	—	—%	—	—%
Other obligations (finance leases)	57	4.20%	154	2.23%
Total borrowings and other obligations	$57	4.20%	$154	2.23%

Note 7:  Stockholders' Equity

Dividends

On July 24, 2025, Bancorp approved a $0.25 per share cash dividend, paid August 14, 2025 to shareholders of record at the close of business on August 7, 2025. Subsequent to quarter end on October 23, 2025, Bancorp approved a $0.25 per share cash dividend, payable on November 13, 2025, to shareholders of record at the close of business on  November 6, 2025.

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

	Nine months ended
	September 30, 2025	September 30, 2024
Number of shares withheld	4,325	3,798
Total amount withheld (in thousands)	$103	$64
Weighted-average price	$23.93	$16.89

Share Repurchase Program

Bancorp repurchased 150,000 shares totaling $3.3 million at an average price of $21.93 per share in the nine months ending September 30, 2025, under our share repurchase program. On July 24, 2025, the Board of Directors authorized the repurchase of up to $25.0 million of its common stock effective July 24, 2025 through July 31, 2027. This stock buyback program replaced the program approved in 2023 which expired July 31, 2025, under which Bancorp repurchased 320,000 shares totaling $6.4 million. Bancorp will continue to assess opportunities to utilize the new program. Bancorp repurchased 220,000 shares totaling $4.2 million at an average price of $19.21 per share in the nine months ended September 30, 2024.

Note 8:  Commitments and Contingent Liabilities

Financial Instruments with Off-Balance Sheet Risk
Page-26

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

The contractual amount of unfunded loan commitments and standby letters of credit not reflected in the consolidated statements of condition are as follows:

(in thousands)	September 30, 2025	December 31, 2024
Commercial lines of credit	$214,834	$233,462
Revolving home equity lines	209,739	208,372
Undisbursed construction loans	9,215	8,294
Personal and other lines of credit	7,952	7,781
Standby letters of credit	2,156	2,777
Total unfunded loan commitments and standby letters of credit	$443,896	$460,686

We record an allowance for credit losses on unfunded loan commitments at the balance sheet date based on estimates of the probability that these commitments will be drawn upon according to historical utilization experience of the different types of commitments and expected loss rates determined for pooled funded loans. The allowance for credit losses on unfunded commitments totaled $894 thousand at both September 30, 2025 and December 31, 2024, which is included in interest payable and other liabilities in the consolidated statements of condition. There was no provision for credit losses on unfunded loan commitments in the third quarter and first nine months of 2025, compared to a reversal of $233 thousand in the third quarter and first nine months of 2024, respectively.

Leases

We lease premises under long-term non-cancelable operating leases with remaining terms of 31 days to 16 years, 8 months, most of which include escalation clauses and one or more options to extend the lease term, and some of which contain lease termination clauses. Lease terms may include certain renewal options that were considered reasonably certain to be exercised.

We lease certain equipment under finance leases with initial terms of three years to five years. The equipment finance leases do not contain renewal options, bargain purchase options or residual value guarantees.

The following table shows the balances of operating and finance lease right-of-use assets and lease liabilities.

(in thousands)	September 30, 2025	December 31, 2024
Operating leases:
Operating lease right-of-use assets	$17,188	$19,025
Operating lease liabilities	$19,528	$21,509
Finance leases:
Finance lease right-of-use assets	$172	$616
Accumulated amortization	(116)	(467)
Finance lease right-of-use assets, net[1]	$56	$149
Finance lease liabilities [2]	$57	$154
[1] Included in premises and equipment in the consolidated statements of condition.
[2] Included in borrowings and other obligations in the consolidated statements of condition.

Page-27

The following table shows supplemental disclosures of noncash investing and financing activities for the periods presented.

	Nine months ended
(in thousands)	September 30, 2025	September 30, 2024
Right-of-use assets obtained in exchange for operating lease liabilities	$1,321	$2,737
Right-of-use assets obtained in exchange for finance lease liabilities	$—	$8

The following table shows components of operating and finance lease cost.

	Three months ended		Nine months ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Operating lease cost [1]	$1,205	$1,186	$3,597	$3,748
Finance lease cost:
Amortization of right-of-use assets [2]	$19	$37	$94	$111
Interest on finance lease liabilities [3]	1	1	2	4
Total finance lease cost	$20	$38	$96	$115
Total lease cost	$1,225	$1,224	$3,693	$3,863
[1] Included in occupancy and equipment expense in the consolidated statements of comprehensive income.
[2] Included in depreciation and amortization in the consolidated statements of comprehensive income.
[3] Included in interest on borrowings and other obligations in the consolidated statements of comprehensive income.

The following table shows the future minimum lease payments, weighted average remaining lease terms, and weighted average discount rates under operating and finance lease arrangements as of September 30, 2025. The discount rates used to calculate the present value of lease liabilities were based on the collateralized FHLB borrowing rates that were commensurate with lease terms and minimum payments on the lease commencement date.

(in thousands)	September 30, 2025
Year	Operating Leases	Finance Leases
2025	$1,273	$11
2026	3,996	40
2027	3,556	7
2028	3,141	1
2029	2,489	—
Thereafter	7,719	—
Total minimum lease payments	22,174	59
Amounts representing interest (present value discount)	(2,646)	(2)
Present value of net minimum lease payments (lease liability)	$19,528	$57
Weighted average remaining term (in years)	7.30	1.50
Weighted average discount rate	3.01%	4.20%

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
Page-28

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

Information on our derivatives follows:

	Asset derivatives		Liability derivatives
(in thousands)	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Loans receivable:
Interest rate contracts - notional amount	$5,213	$7,654	$1,709	$—
Interest rate contracts - fair value[1]	$156	$333	$12	$—
1 Refer to Note 3, Fair Value of Assets and Liabilities, for valuation methodology.

Page-29

The following table presents the carrying amount and associated cumulative basis adjustment related to the application of fair value hedge accounting that is included in the carrying amount of hedged assets as of September 30, 2025 and December 31, 2024.

	Carrying Amounts of Hedged Assets		Cumulative Amounts of Fair Value Hedging Adjustments Included in the Carrying Amounts of the Hedged Assets
(in thousands)	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Loans receivable [1]	$6,690	$7,215	$(196)	$(398)
[1] Carrying value equals the amortized cost basis of the loans underlying the hedge relationship, which is the loan balance net of deferred loan origination fees and cost and the fair value hedge adjustment. Amortized cost excludes accrued interest, which was not material.

The following table presents the pretax net gains recognized in interest income related to our fair value hedges for the years presented.

	Three months ended		Nine months ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest on investment securities [1]
Increase in fair value of interest rate swaps hedging available-for-sale securities	$—	$(1,584)	$—	$(85)
Hedged interest earned	—	203	—	615
Decrease in carrying value included in the hedged available-for-sale securities	—	1,584	—	85
Net gain recognized in interest income on investment securities	$—	$203	$—	$615
Interest and fees on loans [1]
Decrease (increase) in fair value of interest rate swaps hedging loans receivable	$(23)	$(253)	$(189)	$(126)
Hedged interest earned	29	53	89	161
Increase (decrease) in carrying value included in the hedged loans	27	257	202	140
Decrease in value of yield maintenance agreement	(2)	(2)	(6)	(6)
Net gain recognized in interest income on loans	$31	$55	$96	$169
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

Offsetting of Financial Assets and Derivative Assets
		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in
	Gross Amounts	Offset in the	Assets Presented	the Statements of Condition
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Assets[1]	Condition	of Condition[1]	Instruments	Received	Net Amount
September 30, 2025
Derivatives by Counterparty:
Counterparty	$156	$—	$156	$—	$—	$156
Total	$156	$—	$156	$—	$—	$156
December 31, 2024
Derivatives by Counterparty:
Counterparty	$333	$—	$333	$—	$—	$333
Total	$333	$—	$333	$—	$—	$333
Page-30

Offsetting of Financial Liabilities and Derivative Liabilities
		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in
	Gross Amounts	Offset in the	Liabilities Presented	the Statements of Condition
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Liabilities[1]	Condition	of Condition[1]	Instruments	Pledged	Net Amount
September 30, 2025
Counterparty	12	—	12	(12)		—
Total	$12	$—	$12	$(12)	$—	$—
December 31, 2024
Counterparty	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—
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

Page-32

Executive Summary
Net income for the third quarter of 2025 was $7.5 million, compared to a net loss of $8.5 million for the prior quarter. Diluted earnings per share was $0.47 for the third quarter of 2025, compared to diluted loss per share of $0.53 for the prior quarter. Net income for the nine months ended September 30, 2025 was $3.9 million, compared to a loss of $14.4 million for the same period of 2024, and diluted income per share was $0.24 and diluted loss was $0.90 for the nine months ended September 30, 2025 and 2024, respectively. Net income and diluted earnings per share for the nine months ended September 30, excluding the loss on sale of securities during both periods was $17.1 million and $1.07 in 2025 and $8.5 million and $0.53 in 2024, respectively, all other factors unchanged and with adjustments made based on the Company's blended statutory tax rate of 29.56%.

Comparable (non-GAAP) Excluding Loss on Sale of Securities

	Three months ended		Nine months ended
(in thousands, except per share amounts; unaudited)	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Pre-tax, pre-provision net (loss) income
Pre-tax, pre-provision net income (loss) (GAAP)	$9,610	$(11,199)	$4,967	$(18,163)
Comparable pre-tax, net income (non-GAAP)	9,610	7,537	23,703	14,378
Net income (loss)
Net income (loss) (GAAP)	7,526	(8,536)	3,866	(14,410)
Comparable net income (non-GAAP)	7,526	4,662	17,064	8,511
Diluted earnings (loss) per share
Diluted earnings (loss) per share (GAAP)	0.47	(0.53)	0.24	(0.90)
Comparable diluted earnings per share (non-GAAP)	0.47	0.29	1.07	0.53
See complete Reconciliation of GAAP and Non-GAAP Financial Measures below
Related tax benefit calculated using blended statutory rate of 29.56%
The following are highlights of our operating and financial performance for the periods presented. Additional performance details can be found on the pages that follow.

•The tax-equivalent net interest margin increased to 3.08% in the third quarter of 2025 from 2.93% in the prior quarter. The repositioning of securities added 13 basis points to the margin and the higher average interest-earning deposit balances at the Federal Reserve Bank increased the margin by 10 basis points, partially offset by lower average loan balances during the third quarter and the slight increase in cost of deposits. The tax-equivalent net interest margin for the nine months ended September 30, 2025, improved 39 basis points over the same period of the prior year due the increase in deposits at a decreased average cost, higher average loan rates, and the favorable impact of the securities repositioned in the second quarter of 2025, which resulted in higher yielding assets during the nine months ended September 30, 2025.

•Total deposits were $3.383 billion as of September 30, 2025, compared to $3.220 billion as of December 31, 2024, an increase of $162.6 million. The primary recipient of the deposit growth was money market accounts which increased by $144.0 million during the nine months ended September 30, 2025. We continue to manage targeted deposit interest rate reductions that are aligned with customer relationship pricing policies and expected Federal Reserve interest rate reductions.

•The average cost of total deposits increased by one basis point to 1.29% in the third quarter of 2025, compared to the prior quarter. The average cost of interest-bearing deposits was 2.24%, in the third quarter of 2025, consistent with the prior quarter. The average cost of total deposits was 1.28% for the first nine months of 2025, compared to 1.43% in 2024, an improvement of 15 basis points, primarily due to internal deposit rate reductions in anticipation to and in response to Federal Reserve interest rate reductions. Non-interest-bearing deposits continued to make up a significant portion of total deposits at 43.1% as of September 30, 2025, compared to 43.5% on December 31, 2024.

•Net available contingent funding sources, including unrestricted cash, unencumbered available-for-sale securities and total available borrowing capacity was $2.026 billion, or 60% of total deposits and 202% of estimated uninsured and/or uncollateralized deposits as of September 30, 2025.
Page-33

•Loans totaled $2.090 billion as of September 30, 2025, a net increase of $7.1 million from December 31, 2024. Loan originations during the nine months ended September 30, 2025 were $232.5 million ($167.0 million funded) including $182.3 million ($149.7 million funded) in commercial loans, which are comprised of commercial and industrial, commercial real estate, and construction loans. Originations increased to $100.0 million ($69.0 million funded) in the third quarter compared to $69.2 million ($50.6 million funded) in the second quarter of 2025. Additions to the loan portfolio in the first nine months of 2024 totaled $199.3 million which consisted of loan originations of $199.3 million ($140.4 million funded) including the purchase of a residential real estate loan pool totaling $35.7 million. Payoffs were $95.9 million in the nine months ending September 30, 2025, compared to $83.9 million for the same period in 2024.

•There was no provision for credit losses on loans in the third quarter or second quarter of 2025. The allowance for credit losses was 1.43% of total loans on September 30, 2025, compared to 1.47% as of December 31, 2024.

•Non-accrual loans decreased to $31.5 million, or 1.51% of total loans on September 30, 2025, compared to $33.9 million, or 1.63% on December 31, 2024. Of the total non-accrual loans as of September 30, 2025, approximately 61% were paying as agreed and 88% were real estate secured.

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

Performance and other financial ratios:

Comparable (non-GAAP) Excluding Loss on Sale of Securities

	Three months ended		Nine months ended
(in thousands, except per share amounts; unaudited)	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Return on average assets
Return on average assets (GAAP)	0.78%	(0.92)%	0.14%	(0.51)%
Comparable return on average assets (non-GAAP)	0.78%	0.50%	0.61%	0.30%
Return on average equity
Return on average equity (GAAP)	6.79%	(7.80)%	1.18%	(4.43)%
Comparable return on average equity (non-GAAP)	6.79%	4.26%	5.20%	2.61%
Efficiency ratio
Efficiency ratio (GAAP)	68.94%	208.81%	92.81%	140.08%
Comparable efficiency ratio (non-GAAP)	68.94%	74.03%	73.00%	81.53%
Non-GAAP ratios exclude the loss on security sales, and all other factors unchanged. See complete Reconciliation of GAAP and Non-GAAP Financial Measures below
Related tax benefit calculated using blended statutory rate of 29.56%

•ROA was 0.78%, ROE was 6.79%, and the efficiency ratio was 68.94% for the third quarter of 2025. The third quarter of 2025 does not require non-GAAP adjustments. ROA and ROE increased on a GAAP and non-GAAP basis in the third quarter from the prior quarter, as shown above, primarily due to the increased net income in the third quarter. The efficiency ratio improved from the prior quarter, as well, also primarily due to the increased net interest income.

•ROA was 0.14% (non-GAAP 0.61%), ROE was 1.18% (non-GAAP 5.20%) and the efficiency ratio was 92.81% (non-GAAP 73.00%) for the nine months ended September 30, 2025. ROA and ROE increased on a GAAP and non-GAAP basis for the nine months ended September 30, 2025 from the prior year period, as shown above, primarily due to the increased net income during the period. The efficiency ratio improved from the prior year period, as well, also primarily due to the increased net interest income.

Page-34

•Capital was above well-capitalized regulatory thresholds with Bancorp's and the Bank's total risk-based capital ratios of 16.13% and 15.11%, respectively, as of September 30, 2025. Our capital plan and point-in-time capital stress tests indicate that Bank of Marin and Bancorp capital ratios will remain above regulatory well-capitalized and internal policy minimums throughout a five-year forecast horizon and across stress scenarios such as additional unrealized losses on the investment portfolio, additional deposit growth or decline, loan credit quality deterioration, and potential share repurchases.

•Bancorp's tangible common equity to tangible assets ("TCE ratio") was 9.72% as of September 30, 2025, and the Bank's TCE ratio was 9.04%. In a hypothetical sale of our held-to-maturity securities, the Bancorp's TCE ratio, net of after-tax unrealized losses on held-to-maturity securities as if the losses were realized1, would be 8.24% as of September 30, 2025, compared to 7.85% as of December 31, 2024.

•Bancorp repurchased 50,000 in shares for $1.1 million during the third quarter of 2025, at an average price of $22.33 per share, which was below tangible book value, contributing to an increase in the book value per share to $27.58 at September 30, 2025 compared to $27.21 at June 30, 2025 and the tangible book value per share to $22.92 at September 30, 2025 compared to $22.55 at June 30, 2025.

•The Board of Directors approved a cash dividend of $0.25 per share on October 23, 2025, which represents the 82nd consecutive quarterly dividend paid by Bancorp. The dividend is payable on November 13, 2025, to shareholders of record at the close of business on November 6, 2025.

1 Refer to the discussion and reconciliation of this non-GAAP financial measure in the section below entitled Statement Regarding Use of Non-GAAP Financial Measures.

Page-35

RESULTS OF OPERATIONS

Highlights of the financial results are presented in the following tables:

	Three months ended		Nine months ended
(dollars in thousands, except per share data)	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Selected operating data:
Net interest income	$28,193	$25,912	$79,051	$69,430
Provision for credit losses on loans	—	—	75	5,550
Reversal of credit losses on unfunded loan commitments	—	—	—	(233)
Non-interest income	2,745	(15,621)	(10,002)	(24,113)
Non-interest expense	21,328	21,490	64,082	63,480
Net (loss) income	7,526	(8,536)	3,866	(14,410)
Net (loss) income per common share:
Basic	$0.47	$(0.53)	$0.24	$(0.90)
Diluted	$0.47	$(0.53)	$0.24	$(0.90)
Performance and other financial ratios:
Return on average assets	0.78%	(0.92)%	0.14%	(0.51)%
Return on average equity	6.79%	(7.80)%	1.18%	(4.43)%
Tax-equivalent net interest margin	3.08%	2.93%	2.96%	2.57%
Cost of deposits	1.29%	1.28%	1.28%	1.43%
Cost of funds	1.29%	1.28%	1.28%	1.43%
Efficiency ratio	68.94%	208.81%	92.81%	140.08%
Net charge-offs	$1	$52	$878	$47
Cash dividend payout ratio on common stock [1]	53.19%	NM	312.50%	NM
[1] Calculated as dividends on common shares divided by basic net income (loss) per common share.

(dollars in thousands, except per share data)	September 30, 2025	December 31, 2024
Selected financial condition data:
Total assets	$3,869,021	$3,701,335
Investment securities	1,355,356	1,266,733
Loans, net of allowance for credit losses on loans	2,060,501	2,052,600
Deposits	3,382,576	3,220,015
Borrowings and other obligations	57	154
Stockholders' equity	443,818	435,407
Book value per share	27.58	27.06
Tangible book value per share[1]	22.92	22.37
Asset quality ratios:
Allowance for credit losses on loans to total loans	1.43%	1.47%
Allowance for credit losses on loans to non-accrual loans	0.95x	0.90x
Non-accrual loans to total loans	1.51%	1.63%
Classified loans (graded substandard and doubtful) as a percentage of total loans	2.36%	2.17%
Capital ratios:
Equity to total assets ratio	11.47%	11.76%
Tangible common equity to tangible assets	9.72%	9.93%
Total capital (to risk-weighted assets)	16.13%	16.54%
Tier 1 capital (to risk-weighted assets)	14.93%	15.32%
Tier 1 capital (to average assets)	10.12%	10.46%
Common equity Tier 1 capital (to risk weighted assets)	14.93%	15.32%
[1] Tangible book value per share is a non-GAAP financial measure used by Bancorp, as well as investors and analysts, in assessing Bancorp’s use of equity. Refer to the reconciliation of common equity to tangible common equity and resulting calculation of tangible book value per share in the section below entitled Statement Regarding Use of Non-GAAP Financial Measures.

Page-36

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

	Three months ended			Three months ended
	September 30, 2025			June 30, 2025
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning deposits with banks [1]	$266,559	$2,969	4.36%	$180,730	$2,004	4.39%
Investment securities [2,3]	1,261,275	9,898	3.14%	1,266,317	8,495	2.68%
Loans [1,3,4,5]	2,071,049	26,361	4.98%	2,073,110	25,965	4.95%
Total interest-earning assets [1]	3,598,883	39,228	4.27%	3,520,157	36,464	4.10%
Cash and non-interest-bearing due from banks	34,856			37,721
Bank premises and equipment, net	7,599			7,259
Interest receivable and other assets, net	187,538			172,657
Total assets	$3,828,876			$3,737,794
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$189,371	$328	0.69%	$187,297	$351	0.75%
Savings accounts	221,781	600	1.07%	222,524	587	1.06%
Money market accounts	1,294,479	8,376	2.57%	1,227,506	7,878	2.57%
Time accounts including CDARS	220,242	1,571	2.83%	218,150	1,559	2.87%
Borrowings and other obligations [1]	62	1	4.08%	91	1	3.39%
Total interest-bearing liabilities	1,925,935	10,876	2.24%	1,855,568	10,376	2.24%
Demand accounts	1,419,872			1,398,570
Interest payable and other liabilities	43,119			44,469
Stockholders' equity	439,950			439,187
Total liabilities & stockholders' equity	$3,828,876			$3,737,794
Tax-equivalent net interest income/margin [1]		$28,352	3.08%		$26,088	2.93%
Reported net interest income/margin [1]		$28,192	3.07%		$25,912	2.91%
Tax-equivalent net interest rate spread			2.02%			1.86%
Page-37

	Nine months ended			Nine months ended
	September 30, 2025			September 30, 2024
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning deposits with banks [1]	$203,956	$6,768	4.38%	$110,337	$4,487	5.34%
Investment securities [2,3]	1,266,960	26,720	2.81%	1,388,825	24,907	2.39%
Loans [1,3,4,5]	2,072,623	77,614	4.94%	2,072,684	75,934	4.81%
Total interest-earning assets [1]	3,543,539	111,102	4.13%	3,571,846	105,328	3.87%
Cash and non-interest-bearing due from banks	36,680			36,669
Bank premises and equipment, net	7,232			7,436
Interest receivable and other assets, net	177,830			159,369
Total assets	$3,765,281			$3,775,320
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$189,246	$1,022	0.72%	$196,752	$874	0.59%
Savings accounts	223,781	1,720	1.03%	228,096	1,447	0.85%
Money market accounts	1,238,686	23,880	2.58%	1,150,911	25,804	2.99%
Time accounts including CDARS	222,108	4,920	2.96%	264,290	7,002	3.54%
Borrowings and other obligations [1]	94	3	3.30%	6,125	240	5.15%
Total interest-bearing liabilities	1,873,915	31,545	2.25%	1,846,174	35,367	2.56%
Demand accounts	1,408,412			1,446,795
Interest payable and other liabilities	44,173			47,578
Stockholders' equity	438,781			434,773
Total liabilities & stockholders' equity	$3,765,281			$3,775,320
Tax-equivalent net interest income/margin [1]		$79,557	2.96%		$69,961	2.57%
Reported net interest income/margin [1]		$79,051	2.94%		$69,430	2.55%
Tax-equivalent net interest rate spread			1.88%			1.31%
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

[5] Net loan origination costs in interest income totaled $439 thousand and $399 thousand for the three months ended September 30, 2025 and June 30, 2025, and totaled $1.2 million and $1.2 million for the nine months ended September 30, 2025 and 2024, respectively.

Page-38

The following table presents the effects of changes in average balances (volume) or changes in average rates on tax-equivalent net interest income for the periods indicated. Volume variances are equal to the increase or decrease in average balances multiplied by prior period rates. Rate variances are equal to the increase or decrease in rates multiplied by prior period average balances. Mix variances are attributable to the change in yields or rates multiplied by the change in average balances, including one day more in the three months ended September 30, 2025, compared to the three months ended June 30, 2025, and one day less in the first nine months of 2025, compared to the first nine months of 2024.

	Three months ended September 30, 2025 compared to three months ended June 30, 2025				Nine months ended September 30, 2025 compared to nine months ended September 30, 2024
(in thousands)	Volume	Yield/Rate	Mix	Total	Volume	Yield/Rate	Mix	Total
Interest-earning deposits with banks	$951	$(12)	$26	$965	$3,807	$(812)	$(714)	$2,281
Investment securities [1]	(34)	1,443	(6)	1,403	(2,186)	4,383	(384)	1,813
Loans [1]	(25)	135	286	396	(2)	1,967	(285)	1,680
Total interest-earning assets	892	1,566	306	2,764	1,619	5,538	(1,383)	5,774
Interest-bearing transaction accounts	4	(29)	2	(23)	(33)	192	(11)	148
Savings accounts	(2)	9	6	13	(28)	313	(12)	273
Money market accounts	430	(23)	91	498	1,968	(3,534)	(358)	(1,924)
Time accounts, including CDARS	15	(21)	18	12	(1,117)	(1,124)	159	(2,082)
Borrowings and other obligations	—	—	—	—	(236)	(109)	108	(237)
Total interest-bearing liabilities	447	(64)	117	500	554	(4,262)	(114)	(3,822)
Changes in tax-equivalent net interest income	$445	$1,630	$189	$2,264	$1,065	$9,800	$(1,269)	$9,596
[1] Yields and interest income on tax-exempt securities and loans are presented on a taxable-equivalent basis using the federal statutory rate of 21%.
Third Quarter of 2025 compared to the Second Quarter of 2025

Net interest income totaled $28.2 million for the third quarter of 2025, a $2.3 million increase from the prior quarter. This was driven by an increase of $78.7 million in average earning assets and the reinvestment of securities sold in the second quarter at higher rates.

The tax-equivalent net interest margin was 3.08% for the third quarter of 2025, compared to 2.93% for the prior quarter. The repositioning of securities in the second quarter continued to improve the margin in the third quarter adding 13 basis points to the margin. Higher average interest-earning deposit balances with the Federal Reserve Bank increased the margin by 10 basis points. The average balance of loans during the quarter decreased from prior quarter, contributing negatively to the linked quarter margin variance, reducing it by 6 basis points in the third quarter.

First Nine Months of 2025 compared to the First Nine Months of 2024

Net interest income totaled $79.1 million for the nine months ended September 30, 2025, compared to $69.4 million for the same period in the prior year. The $9.6 million increase from the prior year was primarily due to higher yields in reinvested securities and loans, the increase in the average balance of interest-bearing cash at the Federal Reserve, and the lower cost of deposits in 2025.

The tax-equivalent net interest margin was 2.96% for the nine months ended September 30, 2025, compared to 2.57% for the same period in the prior year. The increase of 39 basis points was primarily attributed to lower deposit costs, higher loan yields, higher interest-earning deposit balances with the Federal Reserve, and the investment securities restructuring performed in both 2024 and 2025. These provided a positive impact of 12, 10, 8 and 8 basis points, respectively.

Market Interest Rates

Market interest rates are, in part, based on the target federal funds interest rate (the interest rate banks charge each other for short-term borrowings) implemented by the Federal Reserve Open Market Committee ("FOMC").

In response to the evolving risks to economic activity caused by the COVID-19 pandemic, the FOMC made two emergency federal funds rate cuts totaling 150 basis points in March 2020. The federal funds rate range remained between 0.0% and 0.25% through the beginning of 2022, putting downward pressure on our asset yields and net
Page-39

interest margin. The FOMC began increasing rates in March 2022, totaling seven rate increases in 2022 and four additional rate increases in 2023, and ended the year of 2023 at a federal funds target rate range between 5.25% and 5.50%. Rising interest rates resulted in rapid increases in the cost of funds through rising deposit costs and increased average borrowings, putting pressure on our net interest margin. Because market interest rates remained high for longer than many market participants anticipated, during 2023, 2024 and 2025, we sold available-for-sale securities with relatively low yields and redeployed the proceeds to pay off borrowings, invest in higher yielding loans and securities, and position the balance sheet for future acquisitions of similar assets. This is a strategy that we continue to evaluate for the future.

The FOMC lowered the target for the federal funds rate by 100 basis points, to a range of 4.25% to 4.50% in the later months of 2024. In the first half of 2025, the FOMC left rates unchanged. The FOMC lowered the target by 25 basis points on September 17, 2025, to a range of 4.00% to 4.25%, and again on October 29, 2025 by 25 basis points to a range of 3.75% to 4.00%. Management and the Board are continuously monitoring and analyzing the impact of market rates on the Company's financial condition and results of operations to enhance performance, safety and soundness and returns to shareholders. See ITEM 3. Quantitative and Qualitative Disclosure about Market Risk for further information.

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

The following table shows provisions charged to expense during the periods presented.

	Three months ended		Nine months ended
(dollars in thousands)	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Provision for credit losses on loans	$—	$—	$75	$5,550

We recorded no provision for credit losses on loans in the third quarter nor in the prior quarter of 2025. The third quarter included updates to the discounted cash flow modeling assumptions to reflect an updated peer group that includes Bank of Marin, which is used to calculate loan loss rates and allowances in the model and by revised risk factor assumptions, which had the effect of lowering the provision. This was offset by a marginal deterioration in estimated statewide unemployment and GDP forecasts, resulting in no adjustment.

We recorded a $75 thousand provision for credit losses on loans in the nine months ended September 30, 2025. Modest deterioration in the economic forecast, the effects from charge-offs in the first quarter of 2025, and the pooled and individual total loan balance declines in the first quarter of 2025, contributed to the provision that was recorded in the first quarter.

We recorded a provision totaling $5.6 million for the nine months ending September 30, 2024. This was primarily due to an increase to the individual reserve of $5.2 million for one non-owner occupied commercial real estate loan totaling $16.7 million placed on non-accrual during the second quarter of 2024. The remainder of the provision recorded in the nine months ended September 30, 2024 was due to adjustments to certain qualitative risk factors to account for continued negative trends in adversely graded loans for our non-owner occupied commercial real estate and commercial and industrial portfolios, as well as adjustments to the discounted cash flow modeling assumptions to reflect revised estimated default timing and increased California unemployment forecasts. This was partially offset by the impact of a decrease in our pooled loans and changes in our loan mix.

For more information, refer to Note 5, Loans and Allowance for Credit Losses on Loans, to the consolidated financial statements in this Form 10-Q.

Page-40

Non-interest Income (Loss)

The following table details the components of non-interest income (loss).

	Three months ended
(dollars in thousands)	September 30, 2025	June 30, 2025	Amount Change	Percent Change
Wealth management and trust services	564	612	(48)	(7.8)%
Service charges on deposit accounts	547	550	(3)	(0.5)%
Earnings on bank-owned life insurance, net	434	$429	$5	1.2%
Debit card interchange fees, net	405	410	(5)	(1.2)%
Dividends on Federal Home Loan Bank stock	366	362	4	1.1%
Merchant interchange fees, net	87	90	(3)	(3.3)%
Earnings on bank-owned life insurance death benefits	—	238	(238)	(100.0)%
Losses on sale of investment securities	—	(18,736)	18,736	(100.0)%
Other income	342	424	(82)	(19.3)%
Total non-interest (loss) income	$2,745	$(15,621)	$18,366	(117.6)%

	Nine months ended
(dollars in thousands)	September 30, 2025	September 30, 2024	Amount Change	Percent Change
Wealth management and trust services	1,739	1,844	(105)	(5.7)%
Service charges on deposit accounts	1,645	1,613	32	2.0%
Earnings on bank-owned life insurance, net	$1,339	$1,282	$57	4.4%
Debit card interchange fees, net	1,211	1,275	(64)	(5.0)%
Dividends on Federal Home Loan Bank stock	1,103	1,108	(5)	(0.5)%
Earnings on bank-owned life insurance death benefits	306	—	306	NM
Merchant interchange fees, net	273	244	29	11.9%
Losses on sale of investment securities	(18,736)	(32,541)	13,805	(42.4)%
Other income	1,118	1,062	56	5.3%
Total non-interest (loss) income	$(10,002)	$(24,113)	$14,111	(58.5)%
NM - not meaningful

Third Quarter of 2025 Compared to the Second Quarter of 2025

Non-interest income was $2.7 million for the third quarter of 2025, compared to the loss of $15.6 million for the prior quarter. The increase of $18.4 million from the prior quarter was primarily attributable to securities repositioning during the second quarter of 2025. We sold available-for-sale securities ("AFS") securities with a book value of $185.8 million, resulting in a pre-tax loss of $18.7 million, as part of our strategy to improve future earnings and increase return on equity. Excluding the loss on securities sales, non-interest income was $3.1 million for prior quarter, all other factors unchanged. The adjusted decrease of $370 thousand in the third quarter was primarily attributed to the $238 thousand death benefit received on bank owned life insurance in the second quarter, not repeated in the third quarter. See the non-GAAP disclosure below.

First Nine Months of 2025 Compared to the First Nine Months of 2024

Non-interest loss was $10.0 million for the nine months ended September 30, 2025, compared to a loss of $24.1 million for the same period of the prior year. The $14.1 million reduction in losses from the prior year period was primarily attributed to a reduction of $13.8 million in pre-tax losses on the sale of AFS securities. We sold AFS securities with a book value of $185.8 million, resulting in a pre-tax loss of $18.7 million, in the first nine months of 2025, and sold AFS securities with a book value of $293.0 million, resulting in a pre-tax loss of $32.5 million, in the first nine months of 2024. Excluding the loss on AFS securities sales, non-interest income was $8.7 million and $8.4 million for the first nine months of 2025 and 2024, respectively, all other factors unchanged, which was largely due to an increase of $306 thousand earned on bank-owned life insurance death benefits in 2025. See the non-GAAP disclosure below.

Page-41

Non-interest Expense

The following table details the components of non-interest expense.

	Three months ended
(dollars in thousands)	September 30, 2025	June 30, 2025	Amount Change	Percent Change
Salaries and related benefits	$12,004	$12,045	$(41)	(0.3)%
Occupancy and equipment	2,079	2,226	(147)	(6.6)%
Deposit network fees	1,158	1,054	104	9.9%
Data processing	1,116	1,041	75	7.2%
Professional services	1,115	908	207	22.8%
Information technology	538	563	(25)	(4.4)%
Federal Deposit Insurance Corporation insurance	459	421	38	9.0%
Depreciation and amortization	291	320	(29)	(9.1)%
Directors' expense	249	279	(30)	(10.8)%
Amortization of core deposit intangible	217	220	(3)	(1.4)%
Charitable contributions	56	116	(60)	(51.7)%
Other non-interest expense
Advertising	299	269	30	11.2%
Other expense	1,747	2,028	(281)	(13.9)%
Total other non-interest expense	2,046	2,297	(251)	(10.9)%
Total non-interest expense	$21,328	$21,490	$(162)	(0.8)%

	Nine months ended
(dollars in thousands)	September 30, 2025	September 30, 2024	Amount Change	Percent Change
Salaries and related benefits	$36,099	$35,270	$829	2.4%
Occupancy and equipment	6,411	6,115	296	4.8%
Data processing	3,293	3,126	167	5.3%
Deposit network fees	3,144	2,688	456	17.0%
Professional services	2,960	4,000	(1,040)	(26.0)%
Information technology	1,514	1,254	260	20.7%
Federal Deposit Insurance Corporation insurance	1,268	1,443	(175)	(12.1)%
Depreciation and amortization	933	1,125	(192)	(17.1)%
Directors' expense	832	916	(84)	(9.2)%
Amortization of core deposit intangible	664	738	(74)	(10.0)%
Charitable contributions	575	647	(72)	(11.1)%
Other non-interest expense
Advertising	794	799	(5)	(0.6)%
Other expense	5,595	5,359	236	4.4%
Total other non-interest expense	6,389	6,158	231	3.8%
Total non-interest expense	$64,082	$63,480	$602	0.9%
NM - Not Meaningful

Third Quarter of 2025 Compared to the Second Quarter of 2025

Non-interest expense totaled $21.3 million for the third quarter of 2025, compared to $21.5 million for the prior quarter, a decrease of $162 thousand. This was primarily due to a decrease of $281 thousand in all other expenses and of $147 thousand in occupancy and equipment expenses. This was partially offset by an increase of $207 thousand in professional services and of $104 thousand in deposit network fees in the third quarter of 2025.

First Nine Months of 2025 Compared to the First Nine Months of 2024

Non-interest expense totaled $64.1 million for the nine months ending September 30, 2025, compared to $63.5 million for the same period of 2024, an increase of $602 thousand. This was primarily due to an increase of $829 thousand in salaries and benefits, an increase of $456 thousand in deposit network fees and an increase in occupancy and equipment expense of $296 thousand, partially offset by a decrease of $1.0 million in professional services, which included the $615 thousand accrual for a non-recurring legal resolution of a Private Attorneys
Page-42

General Act/putative class action lawsuit and approximately $277 thousand more in loan operating system implementation fees in 2024.

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

The income tax provision for the third quarter of 2025 totaled $2.1 million at an effective tax rate of 21.7%, compared to a benefit of $2.7 million at an effective tax rate of 23.8% in the prior quarter. The increase in the provision for income taxes in the third quarter of 2025 reflected higher pre-tax income as compared to the prior quarter. The decrease in the effective tax rate in the third quarter of 2025 was primarily due to the treatment of certain permanent tax differences while in a loss position for the second quarter.

The income tax provision for the first nine months of 2025 totaled $1.0 million at an effective tax rate of 21.0%, compared to an income tax benefit of $9.1 million at an effective tax rate of 38.6% for the first nine months of 2024. The decrease in the provision for incomes taxes and effective tax rate in the first nine months of 2025, as compared to the same period a year ago, was primarily due to the lower pre-tax loss on investment securities sale of $18.7 million in 2025, compared to $32.5 million in 2024.

On June 27, 2025, Senate Bill 132 (“SB 132”) was passed and signed into law by Governor Newsom. Effective for taxable years beginning on or after January 1, 2025, SB 132 amends California Revenue & Tax Code (“CRTC”) to require financial institutions to apportion income using the single sales factor formula. Prior to this change, these businesses were required by CRTC Sec. 25128(b) to use an evenly weighted three-factor apportionment formula contemplating a payroll factor, property factor, and sales factor. This law does not have a material impact on the company’s tax expense as of September 30, 2025.

On July 4, 2025, the Trump Administration signed and enacted the One Big Beautiful Bill Act ("the Act") into law. Except for certain provisions, the Act is effective for tax years beginning on or after January 1, 2025. The tax and spending legislation permanently extends key business tax breaks originally enacted under the 2017 Tax Cuts and Jobs Act. The company evaluated the impact of the Act on income tax expense, deferred tax assets and liabilities, and related valuation allowances. This law did not have a material impact on the company's tax expense as of September 30, 2025.

We file a consolidated return in the U.S. federal tax jurisdiction and a combined return in the state of California tax jurisdiction. There were no ongoing federal or state income tax examinations at the time of the issuance of this report. As of September 30, 2025, neither the Bank nor Bancorp had accruals for interest or penalties related to unrecognized tax benefits.

Page-43

FINANCIAL CONDITION SUMMARY

Cash, Cash Equivalents and Restricted Cash

Total cash, cash equivalents and restricted cash were $219.3 million at September 30, 2025, an increase of $82.0 million compared to $137.3 million at December 31, 2024, driven by proceeds from paydowns and maturities of investment securities of $171.9 million, proceeds from the sale of available for sale securities of $167.0 million, and growth in deposits totaling $162.6 million, partially offset by purchases of investment securities of $421.8 million and an increase of $7.9 million in loans receivable.

Investment Securities

The investment securities portfolio totaled $1.355 billion at September 30, 2025, an increase of $88.6 million from $1.267 billion at December 31, 2024. The increase was primarily due to $421.8 million available-for-sale securities in purchases and a $24.1 million decrease in unrealized losses on AFS securities, $18.7 million of which resulting from the securities sales, partially offset by the sale of AFS securities with a book value of $185.8 million and principal repayments and maturities totaling $171.9 million.

Both the available-for-sale and held-to-maturity portfolios are eligible for pledging to FHLB or the Federal Reserve as collateral for borrowings. The portfolios are comprised of high credit quality investments with average effective durations of 2.43 on available-for-sale securities and 5.18 on held-to-maturity securities. Both portfolios generate cash flows monthly from interest, principal amortization and payoffs, which supports the Bank's liquidity. Those cash flows totaled $200.5 million in the first nine months of 2025. See Note 4, Investment Securities, for additional information.

The following table summarizes our investment in obligations of state and political subdivisions at September 30, 2025 and December 31, 2024.

	September 30, 2025			December 31, 2024
(dollars in thousands)	Amortized Cost	Fair Value	% of Total State and Political Subdivisions	Amortized Cost	Fair Value	% of Total State and Political Subdivisions
Within California:
General obligation bonds	$17,782	$14,861	18.7%	$22,913	$18,749	14.5%
Revenue bonds	—	—	—	2,060	1,658	1.3
Total within California	17,782	14,861	18.7	24,973	20,407	15.8
Outside California:
General obligation bonds	60,204	53,353	63.4	108,037	94,748	68.5
Revenue bonds	16,990	14,711	17.9	24,728	21,778	15.7
Total outside California	77,194	68,064	81.3	132,765	116,526	84.2
Total obligations of state and political subdivisions	$94,976	$82,925	100.0%	$157,738	$136,933	100.0%
Percent of investment portfolio	7.0%	6.5%		12.2%	11.9%

Of the total investment in obligations of state and political subdivisions, the largest concentrations outside of California are in Texas (37.5%), Washington (9.9%) and Wisconsin (15.5%). Our investment in obligations issued by municipal issuers in Texas are either guaranteed by the AAA rated Texas Permanent School Fund ("PSF") or backed by revenue sources from essential services (such as utilities and transportation).

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
Page-44

•For revenue bonds, the source and strength of revenue for municipal authorities including the obligor’s financial condition and reserve levels, annual debt service and debt coverage ratio, and credit enhancement (such as insurer’s strength and collateral in escrow accounts)
•Credit ratings by major credit rating agencies

Loans and Credit Quality

Loans totaled $2.090 billion as of September 30, 2025, compared to $2.083 billion as of December 31, 2024. The increase in the nine months ended September 30, 2025 totaled $7.1 million, compared to an increase of $16.4 million in the nine months ended September 30, 2024.

Loan originations for the nine months ended September 30, 2025 were $232.5 million ($167.0 million funded) including $182.3 million ($149.7 million funded) in commercial loans, which includes commercial and industrial, commercial real estate and construction, compared to $199.3 million ($140.4 million funded) including the purchase of $35.7 million for the nine months ended September 30, 2024. Loan originations for the third quarter were $100.0 million ($69.0 million funded) including $85.3 million ($65.4 million funded) in commercial loans, an increase from the prior quarter with loan originations of $69.2 million ($50.6 million funded) including $49.1 million ($41.6 million funded) in commercial loans.

Payoffs were $95.9 million in the nine months ended September 30, 2025, compared to $83.9 million for the same period in 2024. This included payoffs of $33.9 million and $36.5 million in the third and second quarters of 2025, respectively. In addition, amortization from scheduled payments totaled $59.9 million and net utilization of credit lines decreased by $4.1 million during the nine months ended September 30, 2025, compared to amortization from scheduled payments totaled $67.3 million and net utilization of credit lines increased by $27.2 million during the nine months ended September 30, 2024.

Non-accrual loans totaled $31.5 million, or 1.51% of the loan portfolio, at September 30, 2025, compared to $33.9 million, or 1.63% at December 31, 2024. The $2.4 million decrease in non-accrual balances reflected a $2.1 million non-owner occupied real estate loan sale that incurred a charge-off of $809 thousand, net paydowns of $1.1 million, payoffs of $847 thousand, removals from non-accrual status of $207 thousand and charged off loans totaling $67 thousand, partially offset by the addition of 11 loans totaling $1.9 million. Subsequent to quarter end, an additional $3.6 million in non-accrual loans were paid off in full including interest and fees.

Of the total non-accrual loans as of September 30, 2025, approximately 61% were paying as agreed, 88% were real estate secured.

In response to current market conditions, we continue to closely monitor our portfolio for signs of potential weakness to ensure proactive risk management and actively work towards a resolution on our classified loans. Classified loans increased to $49.4 million as of September 30, 2025, compared to $45.1 million as of December 31, 2024. The $4.3 million increase was largely due to net downgrades of $10.7 million, partially offset by payoffs and paydowns of $4.3 million and the sale of a $2.1 million non-owner occupied real estate loan.

Loans designated special mention, which are not considered adversely classified, decreased by $20.4 million to $88.5 million as of September 30, 2025, from $108.9 million as of December 31, 2024. The decrease was largely due to $17.1 million in downgrades to substandard risk rating and contractual paydowns and payoffs totaling $27.2 million, offset by downgrades from pass/watch to special mention loans of $14.9 million and upgrades from classified loans of $9.1 million. Of the loans designated special mention, 99.6% were real estate secured.

Net charge-offs for the nine months ended September 30, 2025 totaled $878 thousand, including the $809 thousand charge-off of an acquired commercial non-owner occupied real estate loan. This compared to net charge-offs of $47 thousand for the same period of 2024.

For more information, refer to Note 5, Loans and Allowance for Credit Losses on Loans, to the consolidated financial statements in this Form 10-Q.

Liabilities - Deposits and Borrowings

During the first nine months of 2025, total liabilities increased by $159.3 million to $3.425 billion. Deposits totaled $3.383 billion at September 30, 2025, an increase of $162.6 million, compared to $3.220 billion at December 31,
Page-45

2024. Deposits increased $137.5 million (4.2%) in the third quarter of 2025 primarily due to inflows from existing relationships as well as new relationships. This was the largest quarterly increase since the acquisition of American River Bank in the third quarter of 2021.

Non-interest bearing deposits made up 43.1% of total deposits at September 30, 2025, compared to 43.5% at December 31, 2024. Additionally, the Bank's competitive and balanced approach to relationship management and focused outreach supported the addition of over 1,000 new accounts during the three months ended September 30, 2025.

We had no outstanding borrowings at September 30, 2025 and December 31, 2024. Although available as a liquidity source, we have not utilized brokered deposits. Net available funding sources, including unrestricted cash, unencumbered available-for-sale securities, and total available borrowing capacity was $2.026 billion, or 60% of total deposits and 202% of estimated uninsured and/or uncollateralized deposits as of September 30, 2025. Balances in the deposit network program were $497.2 million (including one-way sells of $30.4 million) and $404.7 million at September 30, 2025 and December 31, 2024, respectively.

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

Management reviews capital ratios on a regular basis and produces a five-year capital plan semi-annually to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet our anticipated future needs.  Stress tests are performed on capital ratios and include scenarios such as additional unrealized losses on the investment portfolio, additional deposit growth and potential share repurchases. For all periods presented, the Bank’s ratios exceed the regulatory definition of “well capitalized” under the regulatory framework for prompt corrective action and Bancorp’s ratios exceed the required minimum ratios to be considered a well-capitalized bank holding company. In addition, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action as of September 30, 2025. There are no conditions or events since that notification that management believes have changed the Bank’s categories and we expect the Bank to remain well capitalized for prompt corrective action purposes.

The total risk-based capital ratio for Bancorp was 16.13% at September 30, 2025, compared to 16.54% at December 31, 2024. The decrease was largely due to losses realized on the sale of available-for-sale securities associated with the securities portfolio repositioning. The total risk-based capital ratio for the Bank was 15.11% at September 30, 2025, compared to 16.13% at December 31, 2024. The decrease was mainly due to losses realized on securities sales and a dividend of $32.0 million that was paid by the Bank to Bancorp during the second quarter of 2025.

Bancorp's tangible common equity to tangible assets ("TCE ratio") was 9.72% at September 30, 2025, compared to 9.93% at December 31, 2024. Bancorp's TCE ratio, net of after tax unrealized losses on held-to-maturity securities1, was 8.24%, compared to 7.85% at December 31, 2024. Management believes this non-GAAP measure is important because it reflects the level of capital remaining after a hypothetical liquidation of the entire securities portfolio.

The Bancorp’s and Bank’s capital adequacy ratios as of September 30, 2025 and December 31, 2024 are presented in the following tables.
1 Refer to the discussion and reconciliation of this non-GAAP financial measure in the section below entitled Statement Regarding Use of Non-GAAP Financial Measures.
Page-46

Bancorp Capital Ratios (dollars in thousands)	Actual		Adequately Capitalized Threshold [1]		Threshold to be a Well Capitalized Bank Holding Company
September 30, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$411,248	16.13%	$267,701	10.50%	$254,953	10.00%
Tier 1 Capital (to risk-weighted assets)	$380,748	14.93%	$216,710	8.50%	$203,963	8.00%
Tier 1 Leverage Capital (to average assets)	$380,748	10.12%	$150,562	4.00%	$188,203	5.00%
Common Equity Tier 1 (to risk-weighted assets)	$380,748	14.93%	$178,467	7.00%	$165,720	6.50%
December 31, 2024
Total Capital (to risk-weighted assets)	$420,606	16.54%	$266,991	10.50%	$254,277	10.00%
Tier 1 Capital (to risk-weighted assets)	$389,448	15.32%	$216,136	8.50%	$203,422	8.00%
Tier 1 Leverage Capital (to average assets)	$389,448	10.46%	$148,899	4.00%	$186,123	5.00%
Common Equity Tier 1 (to risk-weighted assets)	$389,448	15.32%	$177,994	7.00%	$165,280	6.50%

Bank Capital Ratios (dollars in thousands)	Actual		Adequately Capitalized Threshold [1]		Threshold to be Well Capitalized under Prompt Corrective Action Provisions
September 30, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$385,295	15.11%	$267,663	10.50%	$254,917	10.00%
Tier 1 Capital (to risk-weighted assets)	$354,795	13.92%	$216,680	8.50%	$203,934	8.00%
Tier 1 Leverage Capital (to average assets)	$354,795	9.43%	$150,548	4.00%	$188,185	5.00%
Common Equity Tier 1 (to risk-weighted assets)	$354,795	13.92%	$178,442	7.00%	$165,696	6.50%
December 31, 2024
Total Capital (to risk-weighted assets)	$410,186	16.13%	$266,955	10.50%	$254,243	10.00%
Tier 1 Capital (to risk-weighted assets)	$379,028	14.91%	$216,107	8.50%	$203,395	8.00%
Tier 1 Leverage Capital (to average assets)	$379,028	10.18%	$148,887	4.00%	$186,108	5.00%
Common Equity Tier 1 (to risk-weighted assets)	$379,028	14.91%	$177,970	7.00%	$165,258	6.50%
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

Net available contingent funding sources, including unrestricted cash, unencumbered available-for-sale securities and total available borrowing capacity totaled $2.026 billion or 60% of total deposits and 202% of estimated uninsured and/or uncollateralized deposits as of September 30, 2025.

Page-47

The following table details the components of our contingent liquidity sources as of September 30, 2025.

(in thousands)	Total Available	Amount Used	Net Availability
Internal Sources
Unrestricted cash [1]	$201,402	N/A	$201,402
Unencumbered securities at market value	442,187	N/A	442,187
External Sources
FHLB line of credit	931,417	$—	931,417
FRB line of credit	326,296	—	326,296
Lines of credit at correspondent banks	125,000	—	125,000
Total Liquidity	$2,026,302	$—	$2,026,302
1 Excludes cash items in transit.
Note: One-way and brokered deposits available through third party networks are not included above.

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
Our cash and cash equivalents increased $82.0 million in the first nine months of 2025. The most significant sources of liquidity during the first nine months of 2025 were $171.9 million from principal paydowns, calls and maturities of investment securities, proceeds of $167.0 million from the sale of available for sale investment securities, loan payoffs of $95.9 million, $59.9 million in amortization of principal and a net $4.1 million decrease in utilization of credit lines, and $162.6 million from net increase of deposits, in addition to $25.5 million in net cash provided by operating activities.

Significant uses of liquidity during the nine months ended September 30, 2025 were $421.8 million in investment securities purchased, $167.0 million in loan fundings, and $12.1 million in cash dividends paid on common stock to our shareholders and $3.3 million in common stock repurchases. Refer to the Consolidated Statement of Cash Flows in this Form 10-Q for additional information on our sources and uses of liquidity. Management anticipates that our current strong liquidity position, as detailed in this report, and contingent funding sources outlined in the table above are adequate to support our operational needs.

Unfunded credit commitments, as discussed in Note 8 to the Consolidated Financial Statements in this Form 10-Q, totaled $443.9 million at September 30, 2025. We expect to fund these commitments to the extent utilized primarily through the repayment of existing loans, principal paydowns of investment securities, and liquid assets.

Over the next twelve months, $207.6 million of time deposits will mature. We expect that a high percentage of these funds will remain with the Bank either through renewals or shifts to other deposit products. Any outflows can be absorbed by the Bank's excess liquidity. We believe our emphasis on local deposits, combined with our immediately available funding sources, provides a very stable base for our liquidity needs.

We had no outstanding borrowings under our credit facilities at September 30, 2025, nor at December 31, 2024, as discussed in Note 6 to the Consolidated Financial Statements in ITEM 1 of this report.

Because Bancorp is a holding company and does not conduct regular banking operations, its primary sources of liquidity are dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to Bancorp without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s net profits from the previous three fiscal years less the amount of dividends paid during that period. Dividends in excess of that amount may be paid with prior approval of the Department of Financial Protection and Innovation ("DFPI"). On May 30, 2025, the Bank received approval from the State of California - DFPI for a dividend of $32.0 million which was paid to Bancorp on May 30, 2025. The primary uses of funds for
Page-48

Bancorp are shareholder dividends, share repurchases and ordinary operating expenses. Bancorp held $25.7 million in cash at September 30, 2025.

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

Reconciliation of GAAP and Non-GAAP Financial Measures

(in thousands, except per share amounts; unaudited)		September 30, 2025	December 31, 2024
Tangible Common Equity - Bancorp
Total stockholders' equity		$443,818	$435,407
Goodwill and core deposit intangible		(74,882)	(75,546)
Total TCE	a	368,936	359,861
Unrealized losses on HTM securities, net of tax [1]		(68,192)	(89,171)
Unrealized losses on HTM securities included in AOCI, net of tax [2]		6,952	7,701
TCE, net of unrealized losses on HTM securities (non-GAAP)	b	$307,696	$278,391
Total assets		$3,869,021	$3,701,335
Goodwill and core deposit intangible		(74,882)	(75,546)
Total tangible assets	c	3,794,139	3,625,789
Unrealized losses on HTM securities, net of tax [1]		(68,192)	(89,171)
Unrealized losses on HTM securities included in AOCI, net of tax [2]		6,952	7,701
Total tangible assets, net of unrealized losses on HTM securities (non-GAAP)	d	$3,732,899	$3,544,319
Bancorp TCE ratio	a / c	9.7%	9.9%
Bancorp TCE ratio, net of unrealized losses on HTM securities (non-GAAP)	b / d	8.2%	7.9%
Tangible Book Value Per Share
Common shares outstanding	e	16,095	16,089
Book value per share		$27.57	$27.06
Tangible book value per share	a / e	$22.92	$22.37
[1] Unrealized losses on held-to-maturity securities as of September 30, 2025 and December 31, 2024 of $96.8 million and $126.6 million, respectively, including the unrealized losses that resulted from the transfer of securities from AFS to HTM, net of an estimated $28.6 million and $37.4 million, respectively, in deferred tax benefits based on a blended state and federal statutory tax rate of 29.56%.
[2] The remaining unrealized losses that resulted from the transfer of securities from AFS to HTM, as of September 30, 2025 and December 31, 2024, net of an estimated $2.9 million and $3.2 million, respectively, in deferred tax benefits based on a blended state and federal statutory tax rate of 29.56% are added back as they are already included in AOCI.

Page-49

(in thousands, except per share amounts; unaudited)	Three months ended		Nine months ended
Pre-tax, pre-provision net income	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Income (loss) before (benefit from) provision for income taxes	$9,610	$(11,199)	$4,892	$(23,480)
Provision for credit losses on loans	—	—	75	5,550
Reversal of credit losses on unfunded loan commitments	—	—	—	(233)
Pre-tax, pre-provision net income (loss) (GAAP)	9,610	(11,199)	4,967	(18,163)
Adjustments:
Losses (gains) on sale of investment securities from portfolio repositioning	—	18,736	18,736	32,541
Comparable pre-tax, pre-provision net income (non-GAAP)	$9,610	$7,537	$23,703	$14,378
Net (loss) income
Net income (loss) (GAAP)	$7,526	$(8,536)	$3,866	$(14,410)
Adjustments:
Losses (gains) on sale of investment securities from portfolio repositioning	—	18,736	18,736	32,541
Related income tax benefit[1]	—	(5,538)	(5,538)	(9,620)
Adjustments, net of taxes	—	13,198	13,198	22,921
Comparable net income (non-GAAP)	$7,526	$4,662	$17,064	$8,511
Diluted earnings (loss) per share
Weighted average diluted shares	15,934	15,989	15,979	16,076
Diluted earnings (loss) per share (GAAP)	$0.47	$(0.53)	$0.24	$(0.90)
Comparable diluted earnings per share (non-GAAP)	$0.47	$0.29	$1.07	$0.53
Return on average assets
Average assets	$3,828,876	$3,737,794	$3,765,281	$3,775,320
Return on average assets (GAAP)	0.78%	(0.92)%	0.14%	(0.51)%
Comparable return on average assets (non-GAAP)	0.78%	0.50%	0.61%	0.30%
Return on average equity
Average stockholders' equity	$439,950	$439,187	$438,781	$434,773
Return on average equity (GAAP)	6.79%	(7.80)%	1.18%	(4.43)%
Comparable return on average equity (non-GAAP)	6.79%	4.26%	5.20%	2.61%
Efficiency ratio
Non-interest expense	$21,328	$21,490	$64,082	$63,480
Net interest income	$28,193	$25,912	$79,051	$69,430
Non-interest income (GAAP)	$2,745	$(15,621)	$(10,002)	$(24,113)
Losses (gains) on sale of investment securities from portfolio repositioning	—	18,736	18,736	32,541
Non-interest income (non-GAAP)	$2,745	$3,115	$8,734	$8,428
Efficiency ratio (GAAP)	68.94%	208.81%	92.81%	140.08%
Comparable efficiency ratio (non-GAAP)	68.94%	74.03%	73.00%	81.53%
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

From time to time, we enter into interest rate swap contracts to mitigate the changes in the fair value of selected investment securities and specified long-term fixed-rate loans and firm commitments to enter into long-term fixed-
Page-50

rate loans caused by changes in interest rates. Refer to Note 9 to the Consolidated Financial Statements in this report.

ALCO and the Board of Directors review our exposure to interest rate risk at least quarterly. We use simulation models to measure interest rate risk and to evaluate strategies to improve profitability in the context of policy guidelines. A simplified statement of condition is prepared on a quarterly basis as a starting point, using instrument level data of our actual loans, investments, borrowings and deposits as inputs. If potential changes to net equity value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, management may adjust the asset and liability mix to bring the risk position within approved limits or take other actions. Governing policies are subject to review by regulators and are updated to incorporate their observations and adapt to changes in idiosyncratic and systemic risks. As of September 30, 2025, interest rate risk was within policy guidelines established by ALCO and the Board. One set of interest rates modeled and evaluated against flat interest rates and a static balance sheet is a series of immediate parallel shifts in the yield curve. Our most recent analysis of our interest rate sensitivity is provided in the following table as an example rather than an expectation of likely interest rate movements.

Immediate Changes in Interest Rates (in basis points)	Estimated Change in Net Interest Income in Year 1, as Percent of Net Interest Income	Estimated Change in Net Interest Income in Year 2, as Percent of Net Interest Income
up 400	1.8%	12.8%
up 300	1.7%	10.0%
up 200	1.3%	6.9%
up 100	0.9%	3.9%
down 100	(0.9)%	(2.4)%
down 200	(1.7)%	(4.8)%
down 300	(2.9)%	(7.7)%
down 400	(4.5)%	(11.2)%

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

The above tables reflect deposit betas of up to 70%, averaging 45%, for rates paid on non-maturity interest-bearing deposits in rising rate scenarios. Deposit betas of up to 68%, averaging 34%, are applied to rates paid on non-maturity interest-bearing deposits in falling rate scenarios. However, deposit pricing is actively managed at the relationship level and closely monitored to balance customer needs with the bank's deposit expenses. The actual rates and timing of prepayments on loans and investment securities could vary significantly from the assumptions applied in the various scenarios. Lastly, uneven changes in different tenors of U.S. Treasury rates that result in changes to the shape of the yield curve could produce different results from those presented in the table. While not presented here, interest rate risk scenarios include yield curve steepening, flattening and twists. Accordingly, the results presented should not be relied upon as indicative of actual results in the event of changing market interest rates.

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
Page-51

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2025, there were no significant changes that materially affected, or are reasonably likely to affect, our internal control over financial reporting. The term internal control over financial reporting, as defined by Rule 15d-15(f) of the Act, is a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and affected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Issuer Purchases of Equity Securities

Bancorp repurchased 50,000 shares totaling $1.1 million at an average price of $22.33 per share during the third quarter of 2025. As announced in the Form 8-K filed July 28, 2025, the board of directors authorized the repurchase of up to $25.0 million of its common stock effective July 24, 2025 through July 31, 2027.

Page-52

The following table sets forth for the indicated period, share repurchases of our common stock:

(in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share 1 2	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value That May yet Be Purchased Under the Program [3]
Period
July 1, 2025 to July 31, 2025	—	$—	—	$25,000
August 1, 2025 to August 31, 2025	50	22.33	50	23,882
September 1, 2025 to September 30, 2025			—	23,882
Three months ended September 30, 2025	50	$22.33	50	$23,882
[1] Average price paid per share excludes commission.
[2] The aggregate purchase price and weighted average price per share does not include the effect of excise tax expense incurred on net stock repurchases.
[3] Bancorp's share repurchase program approved by the Board of Directors on July 24, 2025, for up to $25.0 million which expires on July 31, 2027.

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

Bank of Marin Bancorp
(registrant)

November 7, 2025	/s/ Timothy D. Myers
Date	Timothy D. Myers
President and Chief Executive Officer
(Principal Executive Officer)

November 7, 2025	/s/ David Bonaccorso
Date	David Bonaccorso
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

Page-55