Form 10-K
period 2025-12-31
Bank of Marin Bancorp
filed 2026-03-13
CIK 1403475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.            ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).                                             ☒

Indicate by check mark if the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes   ☐         No  ☒

As of June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting common equity held by non-affiliates, based upon the closing price per share of the registrant's common stock as reported by the Nasdaq, was approximately $349 million. For the purpose of this response, directors and certain officers of the Registrant are considered affiliates at that date.

As of February 27, 2026, there were 16,126,486 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 2026 are incorporated by reference into Part III.

TABLE OF CONTENTS

PART I		Page-4
Explanatory Note		Page-4
Forward-Looking Statements		Page-4
ITEM 1.	BUSINESS	Page-5
ITEM 1A.	RISK FACTORS	Page-14
ITEM 1B.	UNRESOLVED STAFF COMMENTS	Page-25
ITEM 1C.	CYBERSECURITY	Page-25
ITEM 2.	PROPERTIES	Page-26
ITEM 3.	LEGAL PROCEEDINGS	Page-26
ITEM 4.	MINE SAFETY DISCLOSURES	Page-26
PART II		Page-27
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	Page-27
ITEM 6.	[RESERVED]	Page-28
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	Page-28
	Forward-Looking Statements	Page-28
	Critical Accounting Estimates	Page-29
RESULTS OF OPERATIONS
	Financial Highlights	Page-31
	Executive Summary	Page-34
	Net Interest Income	Page-36
	Provision for Credit Losses	Page-38
	Non-Interest Income	Page-39
	Non-Interest Expense	Page-40
	Provision for Income Taxes	Page-40
	FINANCIAL CONDITION	Page-42
	Investment Securities	Page-42
	Loans	Page-44
	Allowance for Credit Losses	Page-48
	Other Assets	Page-51
	Deposits	Page-51
	Borrowings	Page-52
	Deferred Compensation Obligations	Page-53
	Capital Adequacy	Page-53
	Liquidity and Capital Resources	Page-54
	Non-GAAP Financial Measures	Page-55
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	Page-57
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Page-59
	Report of Independent Registered Public Accounting Firm	Page-59
	Consolidated Statements of Condition	Page-62
	Consolidated Statements of Comprehensive (Loss) Income	Page-63
	Consolidated Statements of Changes in Stockholders' Equity	Page-64
	Consolidated Statements of Cash Flows	Page-65
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Page-66
	Note 1: Summary of Significant Accounting Policies	Page-66

PART I

Explanatory Note

On February 23, 2026, the Board of Directors (the “Board”) of Bank of Marin Bancorp (the “Company”), based on the recommendation of, and after consultation with, the Board’s Audit Committee, the Company’s management and the Company’s independent registered public accounting firm, Baker Tilly US, LLP, concluded that the Company’s previously issued audited consolidated financial statements as of and for the years ended December 31, 2024 and 2023 and the unaudited financial statements as of and for the interim periods ended September 30, 2025, June 30, 2025, March 31, 2025, September 30, 2024, June 30, 2024, and March 31, 2024, (the “Affected Periods”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and the Company’s Quarterly Reports on Form 10-Q for each of the applicable interim periods (the financial statements contained in such reports, the “Affected Financials”), should no longer be relied upon due to certain errors made in the Company’s accounting related to the classification of certain reciprocal network deposits and related interest expense as non-interest bearing deposits and non-interest expense that were determined to be material to the Company’s financial condition as reflected in the Affected Financials. Similarly, related earnings releases, press releases, shareholder communications, investor presentations or other communications describing relevant portions of the Affected Financials should no longer be relied upon.

The adjustments required to be made in the Affected Financials were as a result of errors that the Company’s current management identified during the Company’s annual review process related to the preparation of its consolidated financial statements for the year ended December 31, 2025. The errors resulted in impacts to certain line items of the Company’s Consolidated Statement of Condition and Consolidated Statement of Comprehensive (Loss) Income but did not impact the Company’s net income or earnings per share for any of the Affected Periods. Certain deposits were included in non-interest bearing deposits when they should have been included in interest bearing deposits. Additionally, the expense related thereto was included in deposit network fees within non-interest operating expense instead of interest expense, although the mistaken classification of the expense was determined not to be material and had no impact on net income or earnings per share. The required reclassifications on the balance sheet from non-interest bearing deposits to interest bearing deposits were determined to be material, although the reclassifications are not expected to have any impact on total Consolidated Statement of Condition amounts, including total deposits and stockholders’ equity for the Affected Periods. The adjustments to the Company’s Consolidated Statements of Comprehensive (Loss) Income for the Affected Periods were deemed necessary for consistency of presentation between prior periods once the adjustments were made to interest expense and non-interest expense for 2025. Because the corrections of this misstatement have, taken as a whole, been determined to be material to the Affected Financials, the Board concluded that the Affected Financials should no longer be relied upon.

The Affected Financials are corrected herein. Please refer to Note 19, Restatement of Prior Period Financial Statements (Quarterly Information Unaudited) in Item 8 - Financial Statements and Supplementary Data. In addition to the correction of the Affected Financials included in Note 19, financial information and related narrative discussion in Part II, Item 7. Management's Discussion of Financial Condition and Results of Operation, from the Affected Periods has been revised to reflect the corrected financial statements.

Impact on Internal Controls over Financial Reporting

See Item 9A, Controls and Procedures, for information related to the identified material weakness in internal control over financial reporting and the related remedial measures.

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

Market Area

Our primary market area encompasses Alameda, Amador, Contra Costa, Marin, Napa, Placer, Sacramento, San Francisco, and Sonoma counties. Our customer base is primarily made up of business, not-for-profit and personal banking relationships within these market areas. As of December 31, 2025, the majority of our deposits were in Marin, Napa, Alameda and southern Sonoma counties, and approximately 62% of our deposits were from businesses and 38% from consumers.

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

Human Capital Resources

As of December 31, 2025, we employed 311 full-time equivalent staff. The actual number of employees, including part-time employees, at year-end 2025 included seven executive officers, 152 other corporate officers and 152 staff. None of our employees are presently represented by a union or covered by a collective bargaining agreement.

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

We recognize that employees who are engaged and committed to their work and workplace contribute meaningfully to our success. On a regular basis, we solicit employee feedback through a confidential, company-wide survey on culture, management, career opportunities, compensation, and benefits. The results of this survey are reviewed and used to update employee programs, initiatives, and communications. We believe that our employee relations are good. In 2025, we were named one of North Bay Business Journal's "Best Places to Work" and in 2024 were inducted into NorthBay Biz's "Best of" Hall of Fame.

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

In October 2022, the FDIC adopted a final rule to increase the initial base deposit insurance assessment rate schedules uniformly by 2 basis points beginning with the first quarterly assessment period of 2023. The increased assessment was expected to improve the likelihood that the deposit insurance fund ("DIF") reserve ratio would reach the statutory minimum of 1.35% by the statutory deadline prescribed under the FDIC's amended restoration plan. As of June 30, 2025, the reserve ratio exceeded the statutory minimum and, beginning with third quarter 2025, the FDIC no longer operated under a Restoration Plan.

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

In October 2023, the federal banking agencies issued a final rule to strengthen and modernize regulations implementing the CRA. The final rule, among other things, seeks to (i) expand access to credit, investment, and basic banking services in low- and moderate-income communities, (ii) adapt to changes in the banking industry, including internet and mobile banking, (iii) provide greater clarity, consistency, and transparency, (iv) tailor CRA evaluations and data collection to bank size and type, and (v) maintain a unified approach among the bank regulatory agencies. Since issuance, the effective date of the final rule has been delayed pending the outcome of litigation that challenged the statutory authority of federal regulators. On July 16, 2025, the federal banking agencies issued a joint notice of proposed rulemaking to rescind the 2023 CRA final rule. We will continue to evaluate the impact of any changes to the regulations implementing the CRA and their impact to our financial condition, results of operations, and/or liquidity, which cannot be predicted at this time.

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
Effective January 1, 2020, the federal banking agencies' jointly-issued final rule on the community bank leverage ratio ("CBLR") provides for an optional, simplified measure of capital adequacy for qualifying community banking organizations, consistent with Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act (the "Economic Growth Act"). Qualifying community banking organizations are defined as having less than $10 billion in total consolidated assets that meet risk-based qualifying criteria, a CBLR of greater than 9 percent, off-balance sheet exposure of 25 percent or less of total consolidated assets, trading assets and liabilities of 5 percent or less of total consolidated assets, and cannot be an advanced approaches institution. Such a community banking organization would not be subject to other risk-based and leverage capital requirements (including the Basel III and Basel IV requirements) and would be considered to have met the "well capitalized" ratio requirements. Recently, federal bank regulators proposed lowering the CBLR to 8 percent with final action on such proposal expected in 2026. The CBLR is determined by dividing a financial institution’s tangible equity capital by its average total consolidated assets. The rule further describes what is included in tangible equity capital and average total consolidated assets. Qualifying banks may opt in and out of the CBLR framework at any time. While we are a qualifying community banking organization, we have not opted into the CBLR framework at this time. See below, for further discussion of the Economic Growth Act.

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

Strategic, Financial, and Reputational Risks

We have identified a material weakness in our internal control over financial reporting. Such material weakness could adversely affect our results of operations and financial condition. In the future, we may identify additional material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, which may result in material errors in our financial statements or cause us to fail to meet our period reporting obligations.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, evaluating the effectiveness of our internal controls and disclosing any changes or material weaknesses identified through such evaluation. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In February 2026, we determined that certain reciprocal network deposits were misclassified as non-interest bearing deposits when they should have been classified as interest bearing deposits. Additionally, certain expense related thereto was classified as non-interest operating expense when it should have been included in interest expense. As a result, we determined that there were material errors in the financial statements that required a restatement of our financial statements for the years ended December 31, 2023 and 2024 and for the quarterly periods ended March 31, June 30, and September 30, 2024 and 2025. Those restatements are included in this Annual Report on Form 10-K. In addition, management determined that a material weakness existed, and, as a result, that our internal control over financial reporting was not effective as of December 31, 2025 due to control design and implementation deficiencies with respect to the classification of certain reciprocal network deposits.

In response to the identified material weakness noted above, management has begun a remediation plan to enhance its internal control over financial reporting to:

•Enhance risk assessment procedures over deposit networks to identify whether additional control activities are needed to conform to our accounting policies;
•Increase involvement of technical accounting resources for complex areas at initial onboarding and for periodic review; and
•Require formal documentation of technical conclusion and evidence of supervisory oversight for third party networks.

While the enhanced procedures are expected to be effective mitigants, some elements of our remediation plan are not yet complete. Management believes the remediation plan, once fully implemented, will eliminate the identified material weakness, but no assurance can be given that the remediation plan will be fully effective until it is implemented in its entirety.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. If we are not able to comply with the requirements of the Sarbanes-Oxley Act or if we are unable to maintain effective internal control over financial reporting, we may not be able to produce timely and accurate financial statements or guarantee that information required to be disclosed by us in the reports that we file with the SEC, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Any failure of our internal control over financial reporting or disclosure controls and procedures could cause our investors to lose confidence in our publicly reported information, lead to litigation by holders of our securities, cause the market price of our stock to decline, expose us to sanctions or investigations by the SEC or other regulatory authorities, or impact our results of operations.

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

Competition with Other Financial Institutions to Attract and Retain Banking Customers

We are facing significant competition for customers from other banks and financial institutions located in the markets that we serve. We compete with commercial banks, savings institutions, credit unions, non-bank financial services companies, including financial technology firms, and other financial institutions operating within or near our service areas. Some of our non-bank competitors and peer-to-peer lenders may not be subject to the same extensive regulations as we are, giving them greater flexibility in competing for business. We anticipate intense competition will continue for the coming year due to the continued consolidation of many financial institutions and more changes in legislation, regulation and technology. National and regional banks much larger than our size have entered our market through acquisitions and they may be able to benefit from economies of scale through their wider branch networks, more prominent national advertising campaigns, lower cost of borrowing, capital market access and sophisticated technology infrastructures. Further, intense competition for creditworthy borrowers could lead to pressure for loan rate concessions and affect our ability to generate profitable loans.

Going forward, we may see continued competition in the industry as competitors seek to expand market share in our core markets. Further, our customers may withdraw deposits to pursue alternative investment opportunities. Technology and other changes have made it more convenient for bank customers to transfer funds into alternative investments or other deposit platforms such as online banks and non-bank service providers. Efforts and initiatives we may undertake to retain and increase deposits, including deposit pricing, can increase our costs. While we have a relatively low cost of deposits, if our customers move money into higher yielding deposits or alternative investments, we may lose a relatively inexpensive source of funds, thus increasing our funding costs through more expensive wholesale funding sources, such as FHLB borrowings.

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

We maintain a well-diversified deposit base, with an estimated 31% of uninsured and/or uncollateralized deposits as of December 31, 2025. Such uninsured deposits were fully covered by the Bank's available funding sources, including unrestricted cash, unencumbered available-for-sale securities, and a total available borrowing capacity of $2.148 billion, or 63% of total deposits, and 209% of estimated uninsured and/or uncollateralized deposits as of December 31, 2025. Excluding zero balance accounts, 62% of deposit balances were held in business accounts with average balances of $141 thousand per account, with the remaining 38% in consumer accounts with average balances of $40 thousand per account as of December 31, 2025.

Although we maintain strong liquidity for the normal operations of the Bank, model various stress scenarios, and maintain significant contingent liquidity sources, general depositor concerns could lead to deposit outflows from our Bank. If our deposits decline and we replace them with more expensive sources of funding, such as FHLB and FRB borrowings, and/or brokered deposits, if customers shift their deposits into higher cost products, or if we raise interest rates to avoid losing deposits, our financial condition and results of operations could be negatively affected. In addition, adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources, constraining our financial flexibility, and ability to originate loans, invest in securities, and distribute dividends to our shareholders. In addition, such a lack of liquidity could result in the sale of securities in an unrealized loss position. All of these factors could have a material adverse impact on our asset growth, liquidity, business, financial condition, and results of operations.

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

Bancorp Relies on Dividends from the Bank to Pay Cash Dividends to its Shareholders as Well as to Meet Other Financial Obligations

Bancorp is a separate legal entity from its subsidiary, the Bank. Bancorp receives substantially its entire cash stream from the Bank in the form of dividends, which is Bancorp's principal source of funds to meet Bancorp's debt service requirements, pay cash dividends to Bancorp's common shareholders, repurchase shares, and cover operational expenses of the holding company. In addition to the Bank dividends, the Bancorp received proceeds from the issuance of subordinated notes in 2025. Various federal and state laws and regulations limit the amount of dividends that the Bank may pay to Bancorp. In the event that the Bank is unable to pay dividends to Bancorp, Bancorp may not be able to pay dividends to its shareholders. As a result, it could have an adverse effect on Bancorp's stock price and investment value.

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

The Value of Goodwill and Other Intangible Assets May Decline in the Future

As of December 31, 2025, we had goodwill totaling $72.8 million and a core deposit intangible asset totaling $1.9 million from business acquisitions. A significant decline in expected future cash flows, a significant adverse change in the business climate, or a significant and sustained decline in the price of our common stock could necessitate taking charges in the future related to the impairment of goodwill or other intangible assets. If we were to conclude that a future write-down of goodwill or other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our business, financial condition and results of operations.

If we are not able to successfully keep pace with technological changes in the industry, our business could be hurt.

The financial services industry is constantly undergoing technological change, with the frequent introduction of new technology-driven products and services including new payment solutions and the use of agentic artificial intelligence (“AI”). The effective use of technology increases efficiency and enables financial institutions to better serve clients and reduce costs, including mitigating fraud risks. Our future success depends, in part, upon our ability to respond to the needs of our clients by using technology to provide desired products and services and create additional operating efficiencies. Some of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our clients. Failure to keep pace with technological change in the financial services industry could have a material adverse impact on our business and, in turn, on our financial condition and results of operations.

We are subject to risks associated with the adoption of new technologies such as AI.

The Company or its third-party vendors, clients or counterparties may develop or incorporate AI technology, including agentic AI, in certain business processes, services or products. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, and includes regulation targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment and other laws applicable to the use of AI. These evolving laws and regulations could require changes in the Company’s or third parties’ implementation of AI technology and increase the Company’s compliance costs and risk of non-compliance. The Company’s deployment of artificial intelligence at this time is generally limited to internally focused, assistive productivity tools such as Microsoft Copilot. The Company continues to evaluate additional AI capabilities, including agentic AI, in limited capacities, and the associated risks, including potential errors or inaccuracies in work product, data privacy and confidentiality, intellectual property considerations, potential bias, and cybersecurity.

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

The federal funds rate range remained between 0.0% to 0.25% from March 2020 through the beginning of 2022, putting downward pressure on our asset yields and net interest margin. Beginning in March 2022, the FOMC began successive increases to the federal funds rate due to the evolving inflation risks, complicated by international political unrest and supply chain disruptions. The FOMC began increasing rates in March 2022, totaling seven rate increases in 2022 and four additional rate increases in 2023, and ended the year of 2023 at a federal funds target rate range between 5.25% and 5.50%. Rising interest rates and first quarter 2023 disruptions in the banking industry resulted in rapid increases in the cost of funds through rising deposit costs and increased borrowings, putting pressure on net interest margin starting in the second quarter of 2023. The FOMC lowered the target for the federal funds rate by 100 basis points, to a range of 4.25% to 4.50% in the later months of 2024. The FOMC resumed decreasing rates in September 2025, and made a total of three rate decreases in 2025 ending the year at a range of 3.50% to 3.75%.

See the Net Interest Income section of Management's Discussion and Analysis of Financial Condition and Results of Operations in ITEM 7 and Quantitative and Qualitative Disclosures about Market Risk in ITEM 7A of this report for further discussion related to interest rate sensitivity and our management of interest rate risk.

An Increase in Interest Rates Could Decrease the Value of the Company’s Available-for-Sale Securities Portfolio, and the Company Would Realize Losses if It Were Required to Sell Such Securities to Meet Liquidity Needs

Because of inflationary pressures and the resulting rapid increases in the federal funds target rate since March 2022, the market value of previously issued government and other fixed income securities has declined significantly. These securities make up a majority of the securities portfolio of most banks in the U.S., including the Company’s, resulting in unrealized losses embedded in the held-to-maturity portion of U.S. banks’ securities portfolios and unrealized losses on available-for-sale securities reflected in the Company’s accumulated other comprehensive income (loss). We maintain an investment securities portfolio to provide liquidity and to generate earnings on funds that have not been loaned to customers while managing our liquidity and interest rate position, seeking a reasonable yield balanced with risk exposure. While it is neither our intention to sell securities at a net loss in the normal course of business, nor were we required to, we strategically sold securities in the third and fourth quarters of 2023, the second quarter of 2024, and the second and fourth quarters of 2025, to reposition the balance sheet to bolster net interest margin. If the Company were to sell additional securities in an unrealized loss position, it may incur losses that could impair the Company’s capital, financial condition, and results of operations and may require the Company to raise additional capital on unfavorable terms, thereby negatively impacting its profitability and potentially causing shareholder dilution.

Activities of Our Large Borrowers and Depositors May Cause Unexpected Volatilities in Our Loan and Deposit Balances, as well as Net Interest Margin

Loans originated at higher interest rates may be paid off and replaced by new loans with lower interest rates, causing downward pressure on our net interest margin. In addition, our top ten depositor relationships accounted for approximately 12% and 9% of total deposit balances at December 31, 2025 and 2024, respectively. The business models and cash cycles of some of our large commercial depositors may also cause short-term volatility in their deposit balances held with us. As our customers' businesses grow, the dollar value of their daily activities may also grow leading to larger fluctuations in daily balances. While we manage our liquidity with consideration given to deposit concentration and volatility, any long-term decline in deposit funding would adversely affect our liquidity. For additional information on our management of deposit volatility, refer to the Liquidity section of ITEM 7, Management's Discussion and Analysis, of this report.

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

The Trading Volume of Bancorp's Common Stock May Be Less than That of Other, Larger Financial Services Companies

Our common stock is listed on the Nasdaq Global Select Market exchange. Our trading volume is less than that of nationwide or larger regional financial institutions. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence of willing buyers and sellers of common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the low trading volume of our common stock, significant trades of our stock in a given time period, or the expectations of these trades, could cause volatility in the stock price.

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

Negative Conditions Affecting Real Estate May Harm Our Business and Our Commercial Real Estate Concentration May Heighten Such Risk

Concentration of our lending activities in the California real estate sector could negatively affect our results of operations if adverse changes in our lending area occur. As of December 31, 2025, approximately 90% of our loans had real estate as a primary or secondary component of collateral, which were comprised of 72% commercial real estate, 27% residential real estate and 1% land. Real estate valuations are influenced by demand, and demand is driven by economic factors such as employment rates and interest rates.

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

Rising CRE lending concentrations may expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the CRE market. Concentration risk exists when financial institutions deploy too many assets to any one industry or segment. Concentration stemming from commercial real estate is one area of regulatory concern. The CRE Concentration Guidance provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) total commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Concentration Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. As of December 31, 2025 and 2024, using regulatory definitions in the CRE Concentration Guidance, our CRE loans represented 350% and 311%, respectively, of our total risk-based capital. We manage our CRE concentrations and discuss them as necessary with the banking regulatory agencies and believe that our underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are currently sufficient to address the CRE Concentration Guidance.

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

Although Congress has taken steps to improve regulation and consumer protection related to the housing finance system (e.g., the Dodd-Frank Act), FNMA and FHLMC have entered their 18th year of U.S. government conservatorship in 2025 via the Federal Housing Finance Agency ("FHFA"). While proposals to end the conservatorship have considered solutions such as an initial public offering, at the date of this report, its future and ultimate impact on the financial markets and our investments in GSEs are uncertain.

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

Operational and Other Risks

Risks Associated with Cybersecurity Could Negatively Affect Our Earnings and Reputation

Our business requires the secure management of sensitive client and bank information. We work diligently to implement layered security measures that intend to make our communications and information systems resilient and safe to conduct business. With the advent of AI, cyber threats such as social engineering, ransomware, and phishing are more sophisticated and prevalent now than ever before. These incidents include intentional and unintentional events that may present threats designed to disrupt operations, corrupt data, release sensitive information, or cause denial-of-service attacks. A cybersecurity breach of systems operated by the Bank, merchants, vendors, customers, or externally publicized breaches of other financial institutions may significantly harm our reputation, result in a loss of customer business, subject us to regulatory scrutiny, or expose us to civil litigation and financial liability. While we have systems and procedures designed to prevent security breaches, we cannot be certain that advances in cyberthreats, criminal capabilities, network break-ins, or inappropriate access will not compromise or breach the technology protecting our networks or proprietary client information. If a material security breach were to occur, the Bank has policies and procedures in place to ensure timely disclosure. For additional information on cybersecurity management and governance, refer to ITEM-1C, Cybersecurity, in this report.

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

Any Regulatory Examination Scrutiny or New Regulatory Requirements Applicable to the Banking Industry Could Increase the Company’s Expenses and Affect the Company’s Operations

The Company could be subject to increased regulatory scrutiny – in the course of routine examinations and otherwise – and new regulations directed towards banks of similar size to the Bank, designed to address the recent negative developments in the banking industry, all of which may increase the Company’s costs of doing business and reduce its profitability.

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

The Company leverages the following guidelines and frameworks to continue to refine and maintain the information security program: FFIEC Information Security IT Examination Handbook, FFIEC Business Continuity Planning Handbook, Center for Internet Security Critical Security Controls, National Institute of Standards and Technology (NIST) Cybersecurity Framework.

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

PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Bancorp's common stock trades on the Nasdaq Capital Market under the symbol BMRC. At February 27, 2026, 16,126,486 shares of Bancorp's common stock, no par value, were outstanding and held by approximately 12,800 holders of record and beneficial owners.

Five-Year Stock Price Performance Graph

The following graph, compiled by S&P Global Market Intelligence of New York, New York, shows a comparison of cumulative total shareholder return on our common stock during the five fiscal years ended December 31, 2025 compared to the Russell 2000 Stock index and the S&P Regional Banks Select Industry Index. The comparison assumes the investment of $100 in our common stock on December 31, 2020 and the reinvestment of all dividends. The graph represents past performance and does not indicate future performance. In addition, total return performance results vary depending on the length of the performance period.

Total Return Performance
Bank of Marin Bancorp
Russell 2000 Index
S&P Regional Banks Select Industry Index
Index Value
200
150
100
50
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25

	2020	2021	2022	2023	2024	2025
Bank of Marin Bancorp (BMRC)	100.00	111.20	100.95	71.09	80.97	92.46
Russell 2000 Index	100.00	114.82	91.35	106.82	119.14	134.40
S&P Regional Banks Select Industry Index [1]	100.00	139.90	119.26	110.40	131.50	145.48
Source: S&P Global Market Intelligence
1 The index comprises stocks in the S&P Total Market Index that are classified in the Global Industry Classification Standard regional banks sub-industry.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information as of December 31, 2025, with respect to equity compensation plans.

	Shares to be issued upon exercise of outstanding options[1]	Weighted average exercise price of outstanding options	Shares remaining available for future issuance [2]
Equity compensation plans approved by shareholders	213,644	$35.22	850,547
1 Represents shares of common stock issuable upon exercise of outstanding options under the Bank of Marin Bancorp 2017 Equity Plan and 2007 Equity Plan.
2 Represents remaining shares of common stock available for future grants under the 2017 Equity Plan and the 2020 Director Stock Plan, excluding 213,644 shares to be issued upon exercise of outstanding options and 369,200 shares available to be issued under the Employee Stock Purchase Plan.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On July 24, 2025, the Board of Directors approved the adoption of Bancorp's share repurchase program for up to $25.0 million effective July 24, 2025 through July 31, 2027. This stock buyback program replaced the program approved in 2023 which expired July 31, 2025, under which Bancorp repurchased 320,000 shares totaling $6.4 million. Bancorp repurchased 150,000 shares totaling $3.3 million at an average price of $21.93 per share during the year ended December 31, 2025, and repurchased 220,000 shares totaling $4.3 million at an average price of $19.21 per share during the year ended December 31, 2024.

Shares repurchased pursuant to our common stock share repurchase programs during 2025, 2024 and 2023, were as follows.

	2025	2024	2023	Cumulative Totals
Total number of common shares repurchased	150,000	220,000	0	370,000
Total purchase price of common shares repurchased (in millions)	$3.3	$4.3	$—	$7.6

The following table reports information regarding repurchases of our common stock during the year ended December 31, 2025:

(in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share [1,2]	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value That May yet Be Purchased Under the Program [3]
Period
January 1, 2025 to January 31, 2025	—	$—	—	$20,766
February 1, 2025 to February 28, 2025	—	—	—	20,766
March 1, 2025 to March 31, 2025	—	—	—	20,766
April 1, 2025 to April 30, 2025	—	—	—	20,766
May 1, 2025 to May 31, 2025	—	—	—	20,766
June 1, 2025 to June 30, 2025	100	21.72	100	18,591
July 1, 2025 to July 31, 2025	—	—	—	25,000
August 1, 2025 to August 31, 2025	50	22.33	50	23,882
September 1, 2025 to September 30, 2025	—	—	—	23,882
October 1, 2025 to October 31, 2025	—	—	—	23,882
November 1, 2025 to November 30, 2025	—	—	—	23,882
December 1, 2025 to December 31, 2025	—	—	—	23,882
Year ended December 31, 2025	150	$21.93	150	$23,882
[1] Average price paid per share excludes commission.
[2] The aggregate purchase price and weighted average price per share does not include the effect of excise tax expense incurred on net stock repurchases. For the year ended December 31, 2025, the excise tax, net of issuances, was approximately $6 thousand.

3 On July 24, 2025, the Board of Directors approved the adoption of Bancorp's share repurchase program for up to $25.0 million and this repurchase program expiries on July 31, 2027.

ITEM 6.     [RESERVED]

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition as of December 31, 2025 and 2024 and results of operations for each of the years in the three-year period ended December 31, 2025 should be read in conjunction with our consolidated financial statements and related notes thereto, included in Part II ITEM 8 of this report.

The Company restated its Consolidated Statements of Condition and revised its Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2024 and 2023, and the quarters ended September 30, 2025, June 30, 2025, March 31, 2025, September 30, 2024, June 30, 2024, and March 31, 2024, (the “Affected Periods”) for misstatements between the balance sheet and income statement that were determined, in the aggregate, to be material to previously issued financial statements. Generally, the restatements and revisions related to the misclassification of certain deposits and expenses related thereto as non-interest bearing deposits and non-interest expense when they should have been classified as interest bearing deposits and interest expense. See “Note 19, Restatement of Prior Period Financial Statements (Quarterly Information Unaudited)” in Item 8 of this Form 10-K, for additional information related to the restatement and revision, including descriptions of the misstatements and the impacts on our consolidated financial statements. All affected tables and narrative disclosures herein from the Affected Periods have likewise been corrected.

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

Allowance for Credit Losses on Loans and Unfunded Commitments

The allowance for credit losses on loans is a valuation account that is deducted from the amortized cost basis at the balance sheet date to present the net amount of loans expected to be collected. The allowance for credit losses on unfunded loan commitments is based on estimates of the probability that these commitments will be drawn upon according to historical utilization experience, expected loss severity, and loss rates as determined for pooled funded loans. The allowance for credit losses on unfunded commitments is a liability account included in interest payable and other liabilities. Management estimates these allowances quarterly using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Credit loss experience among the Bank and peer groups provides the basis for the estimation of expected credit losses.

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

Our allowance model is particularly sensitive to forecasted and seasonally-adjusted actual California unemployment rates, which was 5.5% at December 31, 2025 and December 31, 2024. The ACL model incorporates a one-year forecast. For periods beyond the forecast horizon, the economic factors revert to historical averages on a straight-line basis over a one-year period through the remaining lives of the loans. We performed a sensitivity analysis as of December 31, 2025, and estimated that a 100 basis point change (e.g., 5.5% to 6.5%) in the forecasted unemployment rates over the next four quarters would result in about a 5% change to our allowance for credit losses on loans. This impact does not consider changes to other assumptions for either the quantitative factors, such as probability of default, loss given default, loan mix or cash flows, prepayment/curtailment rates, and individually analyzed loans, or qualitative factors as discussed in Note 1 - Summary of Significant Accounting Policies. Additionally, because current economic conditions and forecasts can change, as future events are inherently difficult to predict, the estimated credit losses on loans and unfunded commitments could change significantly.

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

RESULTS OF OPERATIONS

Overview

This discussion should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this Form 10-K. As noted above, the Company restated its financial statements for the Affected Periods for misstatements between the balance sheet and income statement that were determined, in the aggregate, to be material to previously issued financial statements. Generally, the restatements related to the misclassification of certain deposits and expenses related thereto as non-interest bearing deposits and non-interest expense when they should have been classified as interest bearing deposits and interest expense. See below and “Note 19, Restatement of Prior Period Financial Statements (Quarterly Information Unaudited)” in Item 8 of this Form 10-K, for additional information related to the restatement, including descriptions of the misstatements and the impacts on our consolidated financial statements. All affected tables and narrative disclosure herein from the Affected Periods has likewise been corrected.

Financial Highlights

The following are highlights of our financial condition and results of operations. The data was derived from the audited consolidated financial statements of Bank of Marin Bancorp.

		At December 31,
(dollars in thousands, except per share data)		2025	2024
Selected financial condition data:
Total assets		$3,904,778	$3,701,335
Investment securities		$1,327,812	$1,266,733
Loans, net of allowance for credit losses on loans		$2,090,764	$2,052,600
Deposits		$3,415,542	$3,220,015
Borrowings and other obligations		$709	$154
Subordinated notes, net		$43,857	$—
Stockholders' equity		$394,654	$435,407
Book value per share		$24.51	$27.06
Tangible book value per share		$19.87	$22.37
Asset quality ratios:
Allowance for credit losses to total loans		1.42%	1.47%
Allowance for credit losses to non-accrual loans		1.12x	0.90x
Non-accrual loans to total loans		1.27%	1.63%
Classified loans (graded substandard and doubtful) as a percentage of total loans		1.51%	2.17%
Capital ratios:
Equity to total assets		10.11%	11.76%
Tangible common equity to tangible assets		8.35%	9.93%
Total capital (to risk-weighted assets)		15.25%	16.54%
Tier 1 capital (to risk-weighted assets)		12.34%	15.32%
Tier 1 capital (to average assets)		8.26%	10.46%
Common equity Tier 1 capital (to risk-weighted assets)		12.34%	15.32%
Other data:
Loan-to-deposit ratio		62.09%	64.70%
Number of branches		27	27
Full-time equivalent employees		311	285
	For the Years Ended December 31,
(dollars in thousands, except per share data)	2025	2024	2023
Selected operating data:
Net interest income	$106,037	$91,582	$100,352
Provision for credit losses on loans	375	5,550	2,575
Provision for (reversal of) credit losses on unfunded loan commitments	185	(233)	(342)
Non-interest income	(76,650)	(21,360)	4,989
Non-interest expense	81,310	78,740	77,072
Net (loss) income	(35,675)	(8,409)	19,895
Net (loss) income per common share:
Basic	$(2.24)	$(0.52)	$1.24
Diluted	$(2.24)	$(0.52)	$1.24

Performance and other financial ratios:
Return on average assets	(0.94)%	(0.22)%	0.49%
Return on average equity	(8.19)%	(1.93)%	4.69%
Tax-equivalent net interest margin	2.94%	2.55%	2.56%
Cost of deposits	1.39%	1.50%	0.82%
Cost of funds	1.40%	1.51%	1.09%
Efficiency ratio	276.69%	112.13%	73.16%
Net charge-offs	$942	$66	$386
Net charge-offs to average loans	0.05%	NM	0.02%
Cash dividend payout ratio on common stock [1]	NM	NM	80.65%
Cash dividends per common share	$1.00	$1.00	$1.00
[1] Calculated as cash dividends per common share divided by basic net income per common share.
NM - Not meaningful.

Restatement and Revision of Prior Period Financial Statements and Financial Highlights

See below for the restated and revised prior period financial statements and affected financial highlights referred to above and in Form 8-K filed February 17, 2026.

Summary of Reclassifications and Impacts
($ in thousands)	FY 2025	FY 2024	FY 2023	Q4 2025	Q3 2025	Q2 2025	Q1 2025	Q4 2024	Q3 2024	Q2 2024	Q1 2024

Non-interest-Bearing Deposits - end of period
As reported	1,492,249	1,399,900	1,441,987	1,492,249	1,458,230	1,379,814	1,426,446	1,399,900	1,473,379	1,417,661	1,444,435
As Adjusted	1,254,416	1,274,747	1,309,711	1,254,416	1,245,247	1,218,648	1,277,505	1,274,747	1,331,853	1,285,901	1,318,261
Change	-237,833	-125,153	-132,276	-237,833	-212,983	-161,166	-148,941	-125,153	-141,526	-131,760	-126,174

Interest-Bearing Deposits - end of period
As reported	1,923,293	1,820,115	1,848,088	1,923,293	1,924,346	1,865,234	1,875,525	1,820,115	1,835,870	1,796,116	1,839,667
As Adjusted	2,161,126	1,945,268	1,980,364	2,161,126	2,137,329	2,026,400	2,024,466	1,945,268	1,977,396	1,927,876	1,965,841
Change	237,833	125,153	132,276	237,833	212,983	161,166	148,941	125,153	141,526	131,760	126,174

Non-interest-Bearing Deposits as a percentage of Total Deposits - end of period
As reported	43.7%	43.5%	43.8%	43.7%	43.1%	42.5%	43.2%	43.5%	44.5%	44.1%	44.0%
As Adjusted	36.7%	39.6%	39.8%	36.7%	36.8%	37.6%	38.7%	39.6%	40.2%	40.0%	40.1%
Change	-7.0%	-3.9%	-4.0%	-7.0%	-6.3%	-5.0%	-4.5%	-3.9%	-4.3%	-4.1%	-3.8%

Non-interest-Bearing Deposits - average
As reported	1,433,223	1,448,346	1,656,047	1,506,847	1,419,872	1,398,570	1,406,648	1,452,966	1,460,011	1,421,543	1,458,686
As Adjusted	1,261,562	1,316,737	1,544,208	1,285,578	1,254,958	1,245,025	1,260,482	1,318,943	1,321,648	1,290,874	1,335,405
Change	-171,661	-131,609	-111,839	-221,269	-164,914	-153,545	-146,166	-134,023	-138,363	-130,669	-123,281

Interest-Bearing Deposits - average
As reported	1,886,828	1,838,015	1,726,811	1,925,424	1,925,873	1,855,477	1,839,161	1,831,956	1,820,531	1,839,468	1,860,365
As Adjusted	2,058,489	1,969,624	1,838,650	2,146,693	2,090,787	2,009,022	1,985,327	1,965,979	1,958,894	1,970,137	1,983,646
Change	171,661	131,609	111,839	221,269	164,914	153,545	146,166	134,023	138,363	130,669	123,281

Interest Expense
As reported	42,196	46,613	36,733	10,651	10,876	10,376	10,293	11,246	12,050	11,865	11,452
As Adjusted	46,391	49,691	39,142	12,051	11,913	11,316	11,111	11,970	12,866	12,672	12,183
Change	4,195	3,078	2,409	1,400	1,037	940	818	724	816	807	731

Net Interest Income
As reported	110,232	94,660	102,761	31,181	28,193	25,912	24,946	25,230	24,269	22,467	22,694
As Adjusted	106,037	91,582	100,352	29,781	27,156	24,972	24,128	24,506	23,453	21,660	21,963
Change	-4,195	-3,078	-2,409	-1,400	-1,037	-940	-818	-724	-816	-807	-731

Non-interest Expense
As reported	85,505	81,818	79,481	21,423	21,328	21,490	21,264	18,338	20,417	21,894	21,169
As Adjusted	81,310	78,740	77,072	20,023	20,291	20,550	20,446	17,614	19,601	21,087	20,438
Change	-4,195	-3,078	-2,409	-1,400	-1,037	-940	-818	-724	-816	-807	-731

Net Interest Margin, reported
As reported	3.04%	2.61%	2.60%	3.31%	3.07%	2.91%	2.84%	2.78%	2.68%	2.50%	2.48%
As Adjusted	2.92%	2.53%	2.54%	3.16%	2.95%	2.81%	2.75%	2.70%	2.59%	2.41%	2.40%
Change	-0.12%	-0.08%	-0.06%	-0.15%	-0.12%	-0.10%	-0.09%	-0.08%	-0.09%	-0.09%	-0.08%

Net Interest Margin, tax-equivalent
As reported	3.06%	2.63%	2.63%	3.32%	3.08%	2.93%	2.86%	2.80%	2.70%	2.52%	2.50%
As Adjusted	2.94%	2.55%	2.56%	3.18%	2.97%	2.83%	2.77%	2.72%	2.61%	2.43%	2.42%
Change	-0.12%	-0.08%	-0.06%	-0.14%	-0.11%	-0.10%	-0.09%	-0.08%	-0.09%	-0.09%	-0.08%

Cost of Deposits
As reported	1.26%	1.41%	0.74%	1.19%	1.29%	1.28%	1.29%	1.36%	1.46%	1.45%	1.38%
As Adjusted	1.39%	1.50%	0.82%	1.35%	1.41%	1.39%	1.39%	1.45%	1.56%	1.54%	1.47%
Change	0.13%	0.09%	0.07%	0.16%	0.12%	0.11%	0.10%	0.09%	0.10%	0.09%	0.09%

Cost of Interest-Bearing Deposits
As reported	2.22%	2.52%	1.46%	2.12%	2.24%	2.24%	2.27%	2.44%	2.63%	2.56%	2.46%
As Adjusted	2.24%	2.51%	1.50%	2.16%	2.26%	2.26%	2.27%	2.42%	2.61%	2.56%	2.45%
Change	0.02%	-0.01%	0.04%	0.04%	0.02%	0.02%	0.00%	-0.02%	-0.02%	0.00%	-0.01%

Efficiency Ratio, GAAP
As reported	254.6%	111.6%	73.8%	-60.4%	68.9%	208.8%	76.4%	65.5%	75.2%	-300.4%	83.2%
As Adjusted	276.7%	112.1%	73.2%	-54.3%	67.9%	219.8%	75.7%	64.6%	74.4%	-260.5%	82.7%
Change	22.1%	0.5%	-0.6%	6.1%	-1.1%	11.0%	-0.7%	-0.9%	-0.7%	39.9%	-0.5%

Efficiency Ratio, non-GAAP excluding losses on securities sales
As reported	70.2%	77.3%	69.9%	63.0%	68.9%	74.0%	76.4%	65.5%	75.2%	86.7%	83.2%
As Adjusted	69.1%	76.6%	69.3%	61.4%	67.9%	73.2%	75.7%	64.6%	74.4%	86.3%	82.7%
Change	-1.1%	-0.7%	-0.6%	-1.6%	-1.1%	-0.9%	-0.7%	-0.9%	-0.8%	-0.4%	-0.5%

Executive Summary

Our annual loss was $35.7 million in 2025, compared to an annual loss of $8.4 million in 2024. Diluted loss was $2.24 per share in 2025, compared to a diluted loss of $0.52 per share in 2024.

Results for 2025 were significantly impacted by our strategic balance sheet repositioning which included the sale of available-for-sale ("AFS") securities with a book value of $185.8 million, resulting in a pre-tax loss of $18.7 million in the second quarter of 2025, the sale of AFS securities of $593.2 million in low yielding investment securities at a $69.5 million pre-tax loss in the fourth quarter of 2025, the purchase and origination of higher yielding loans and securities and the replenishment of our capital ratios through the issuance of $45.0 million of subordinated debt. We continue to proactively identify and manage credit risk within the loan portfolio, reflected in the percentage of non-accrual loans which decreased from the prior year, and improvements in credit quality trends during the fourth quarter. We believe the strength of our balance sheet, higher level of loan origination productivity that we are seeing from our banking teams, and positive trends in our net interest margin and operating leverage are key factors that should help mitigate any unforeseen credit quality deterioration that may arise and drive further improvement in our financial performance in the year ahead.

The following are highlights of operating and financial performance for the year ended December 31, 2025:

•Loans increased $37.6 million during the year ended December 31, 2025, to $2.121 billion, compared to $2.083 billion at December 31, 2024. The growth was spread across multiple geographic regions in Northern California and primarily within the commercial and commercial real estate sectors. Loan originations funded totaled $273.5 million for the year ended December 31, 2025, compared to $152.6 million for the prior year.
•Classified loans made up 1.51% of total loans as of December 31, 2025, compared to 2.17% as of December 31, 2024. The Bank continues to proactively identify and manage credit risk within the loan portfolio. Classified loans decreased by $13.0 million to $32.1 million as of December 31, 2025, compared to $45.1 million as of December 31, 2024. The decrease was largely due to upgrades of $6.9 million and payoffs and paydowns of $7.0 million during 2025. This was partially offset by downgrades to classified loans totaling approximately $942 thousand in 2025.
•Non-accrual loans totaled $26.9 million, or 1.27% of the loan portfolio, compared to $33.9 million, or 1.63%, as of December 31, 2025 and 2024, respectively. The decrease of $7.0 million in 2025 was primarily due to payoffs of $4.4 million, the sale of one $2.1 million commercial real estate loan which resulted in an $809 thousand charge-off, and paydowns of $1.6 million in addition to upgrades of approximately $700 thousand. Of the total non-accrual loans as of December 31, 2025, approximately 68% were paying as agreed, 97% were real estate secured, and all are being closely managed and monitored.
•We recorded a $375 thousand provision for credit losses on loans in 2025 primarily due to loan growth and a modest deterioration in the economic forecast, compared to a $5.6 million provision for credit losses on loans in 2024, including a $6.6 million specific reserve taken on a commercial real estate loan as a result of declining collateral values, partially offset by other factors. The allowance for credit losses as of December 31, 2025 was 1.42% of total loans, compared to 1.47% as of December 31, 2024.
•Total deposits increased by $195.5 million to $3.416 billion as of December 31, 2025, from $3.220 billion as of December 31, 2024. Non-interest bearing deposits continue to remain strong and made up 36.7% of total deposits as of December 31, 2025, compared to 39.6% as of December 31, 2024. We believe we are appropriately competitive in regard to deposit pricing, given our relationship banking model, which differentiates Bank of Marin through exceptional service. Estimated uninsured and/or uncollateralized deposits comprised 31% of total deposits as of December 31, 2025.
•At December 31, 2025, the Bank had no outstanding short-term borrowings compared to $26.0 million at December 31, 2024, as a result of our strategic balance sheet restructuring in 2025 and 2024. Total available funding sources, including unrestricted cash, unencumbered available-for-sale securities, and total available borrowing capacity, were $2.148 billion, or 63% of total deposits and 209% of estimated uninsured and/or uncollateralized deposits as of December 31, 2025.

•During the fourth quarter of 2025, we issued Fixed-to-Floating Subordinated Notes of $45.0 million with a final maturity date of December 1, 2035, to certain investors in a private placement to strengthen capital ratios as part of our fourth quarter 2025 balance sheet repositioning. The interest rate of the Bank’s subordinated notes is 6.75%, payable semi-annually in arrears on June 1 and December 1 of each year, commencing on June 1, 2026. After December 1, 2030, the interest rate will be variable and equal Three-Month Term SOFR plus 335 basis points, resetting quarterly.
•The tax-equivalent net interest margin was 2.94% for 2025, compared to 2.55% for 2024. The increase of 39 basis points was primarily attributable to the favorable impacts of the investment securities restructuring performed in 2025 and 2024, lower deposit costs and higher average deposit balances year over year, higher loan yields and loan balances, and higher interest-earning deposit balances with the Federal Reserve.
•All capital ratios were above well-capitalized regulatory requirements. Bancorp's total risk-based capital ratio was 15.25% as of December 31, 2025, compared to 16.54% as of December 31, 2024. Tangible common equity to tangible assets ("TCE ratio") decreased to 8.35% as of December 31, 2025, from 9.93% as of December 31, 2024.
•The Board of Directors declared a cash dividend of $0.25 per share on January 22, 2026, which was the 83rd consecutive quarterly dividend paid by Bancorp. The dividend was paid on February 12, 2026 to shareholders of record at the close of business on February 5, 2026.

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

Average Statements of Condition and Analysis of Net Interest Income
	Year ended			Year ended			Year ended
	December 31, 2025			December 31, 2024			December 31, 2023
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands; unaudited)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning deposits with banks [1]	$222,747	$9,535	4.22%	$128,752	$6,714	5.13%	$42,864	$2,329	5.36%
Investment securities [2,3]	1,283,380	38,710	3.02%	1,361,859	33,349	2.45%	1,753,708	39,100	2.23%
Loans [1,3,4,5]	2,074,565	104,870	4.99%	2,074,971	101,912	4.83%	2,099,719	99,018	4.65%
Total interest-earning assets [1]	3,580,692	153,115	4.22%	3,565,582	141,975	3.92%	3,896,291	140,447	3.56%
Cash and non-interest-bearing due from banks	37,299			36,692			37,868
Bank premises and equipment, net	7,474			7,310			8,348
Interest receivable and other assets, net	180,356			164,298			135,200
Total assets	$3,805,821			$3,773,882			$4,077,707
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$357,877	$5,408	1.51%	$325,065	$4,279	1.32%	$352,363	$3,445	0.98%
Savings accounts	224,428	2,329	1.04%	227,061	2,003	0.88%	281,611	867	0.31%
Money market accounts	1,257,049	31,841	2.53%	1,155,016	33,914	2.94%	1,013,620	18,553	1.83%
Time accounts, including CDARS	219,135	6,436	2.94%	262,482	9,254	3.53%	191,056	4,715	2.47%
Borrowings and other obligations [1]	253	9	3.53%	4,628	241	5.13%	221,623	11,562	5.15%
Subordinated notes	5,189	368	7.10%	—	—	—%	—	—	—%
Total interest-bearing liabilities	2,063,931	46,391	2.25%	1,974,252	49,691	2.52%	2,060,273	39,142	1.90%
Demand accounts	1,261,562			1,316,737			1,544,208
Interest payable and other liabilities	44,668			47,823			49,442
Stockholders' equity	435,660			435,070			423,784
Total liabilities & stockholders' equity	$3,805,821			$3,773,882			$4,077,707
Tax-equivalent net interest income/margin [1,3]		$106,724	2.94%		$92,284	2.55%		$101,305	2.56%
Reported net interest income/margin [1]		$106,037	2.92%		$91,582	2.53%		$100,352	2.54%
Tax-equivalent net interest rate spread			1.97%			1.38%			1.63%

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

[5] Net loan origination (costs) fees included in interest income totaled $(1.7) million, $(1.6) million, and $(1.3) million in 2025, 2024, and 2023, respectively.

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

	2025 compared to 2024				2024 compared to 2023
(in thousands, unaudited)	Volume	Yield/Rate	Mix	Total	Volume	Yield/Rate	Mix	Total
Interest-earning deposits with banks	$4,902	$(1,187)	$(894)	$2,821	$4,667	$(100)	$(182)	$4,385
Investment securities [1]	(1,922)	7,728	(445)	5,361	(8,737)	3,845	(859)	(5,751)
Loans [1]	(20)	3,266	(288)	2,958	(1,167)	3,828	233	2,894
Total interest-earning assets	2,960	9,807	(1,627)	11,140	(5,237)	7,573	(808)	1,528
Interest-bearing transaction accounts	432	647	50	1,129	(267)	1,181	(80)	834
Savings accounts	(23)	360	(11)	326	(168)	1,610	(306)	1,136
Money market accounts	2,996	(4,577)	(492)	(2,073)	2,588	11,128	1,645	15,361
Time accounts, including CDARS	(1,528)	(1,524)	234	(2,818)	1,763	2,002	774	4,539
Borrowings and other obligations	(228)	(76)	72	(232)	(11,321)	(50)	50	(11,321)
Subordinated notes	—	—	368	368	—	—	—	—
Total interest-bearing liabilities	1,649	(5,170)	221	(3,300)	(7,405)	15,871	2,083	10,549
Tax-equivalent net interest income	$1,311	$14,977	$(1,848)	$14,440	$2,168	$(8,298)	$(2,891)	$(9,021)
[1] Yields and interest income on tax-exempt securities and loans are presented on a taxable-equivalent basis using the federal statutory rate of 21%.

2025 Compared to 2024

Net interest income totaled $106.0 million in 2025, compared to $91.6 million in 2024. The $14.4 million increase from the prior year was primarily due to higher average yields on investment securities and loans and higher average earning asset balances on interest-bearing deposits with banks during the year contributing an increase in interest income of $11.2 million. In addition, interest-bearing deposit costs decreased by 27 basis points on an increased average balance contributing a reduction of $3.4 million in interest expense on deposits.

The tax-equivalent net interest margin was 2.94% for 2025, compared to 2.55% in 2024. The increase of 39 basis points was primarily attributable to the favorable impacts of the investment securities restructuring performed in 2025 and 2024, lower deposit costs, higher average deposit balances year over year, higher loan yields, and higher interest-earning deposit balances with the Federal Reserve.

2024 Compared to 2023

Net interest income totaled $91.6 million in 2024, compared to $100.4 million in 2023. The $8.8 million decrease from the prior year was primarily due to higher deposit costs of $21.9 million, partially offset by the reduction of $11.3 million in borrowing costs.

The tax-equivalent net interest margin was 2.55% for 2024, compared to 2.56% for 2023. Higher yields on loans increased the margin while higher deposit costs resulted in a reduction in the margin. In addition, the year's balance sheet restructuring activities affected the borrowings, interest-bearing cash and investments factors.

Market Interest Rates

Market interest rates are, in part, based on the target federal funds interest rate (the interest rate banks charge each other for short-term borrowings) implemented by the Federal Reserve Open Market Committee ("FOMC").

Primarily due to declining inflation, the Federal Reserve lowered the target for the federal funds rate by 100 basis points, to a range of 4.25% to 4.50% in the later months of 2024. At the January 2025 meeting, the FOMC left rates unchanged and signaled slower than originally anticipated rate cuts are in 2025. Due to a significant easing of inflationary pressures, the FOMC began decreasing rates in September 2025, and made a total of three rate decreases in 2025 ending the year at a range of 3.50% to 3.75%.

During the second and fourth quarters of 2025, we sold additional securities with relatively low yields and redeployed the proceeds to further reposition our balance sheet, by investing in higher yielding securities. Management and the Board are continuously monitoring and analyzing the impact of market rates on the Company's financial condition and results of operations to enhance performance, safety and soundness and returns to shareholders. See ITEM 7A. Quantitative and Qualitative Disclosure about Market Risk for further information.

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

The following table shows the activity for the periods presented.

	Years ended December 31,
(dollars in thousands)	2025	2024	2023
Provision for (reversal of) credit losses on loans	$375	$5,550	$2,575

The provision in 2025 was due primarily to the $37.6 million net increase in loans during the year including the $92.7 million increase in non-owner occupied commercial real estate loans, partially offset by the $32.6 million decrease in other residential real estate loans. In addition to this pooled loan growth, the peer group used in our loss driver analysis was updated in 2025, and the fourth quarter of 2025 showed a modest deterioration in Moody's economic forecast over the next four quarters. Partially offsetting these increases were qualitative risk factor improvements in areas including staff experience and graded/delinquent/non-accrual loans and specific reserve adjustments.

The provision in 2024 was due primarily to increases in qualitative risk factors to account for continued uncertainty about inflation and recession risks, and from continued negative trends in adversely graded loans and/or collateral values on our non-owner occupied commercial real estate office and multi-family real estate portfolios including $5.2 million taken in the second quarter due to a $6.6 million increased individual reserve for one non-owner occupied commercial real estate loan totaling $16.7 million that, although current, had experienced a deterioration in the collateral value and, therefore, a material increase in the loan-to-value

The provision in 2023 was due primarily to adjustments to qualitative risk factors from continued uncertainty about inflation and recession risks, the potential impact of rapidly increasing interest rates and other external factors on both our non-owner-occupied commercial real estate and construction portfolios, loan and collateral concentration risks in our construction and commercial real estate portfolios, heightened portfolio management in light of current economic conditions, and continued negative trends in adversely graded loans and/or collateral values for our non-owner occupied commercial real estate office and multi-family real estate portfolios.

Non-interest Income

The table below details the components of non-interest income.

				2025 compared to 2024		2024 compared to 2023
	Years ended December 31,			Amount Increase (Decrease)	Percent Increase (Decrease)	Amount Increase (Decrease)	Percent Increase (Decrease)
(dollars in thousands; unaudited)	2025	2024	2023
Wealth management and trust services	$2,312	$2,420	$2,145	$(108)	(4.5)%	$275	12.8%
Service charges on deposit accounts	2,188	2,164	2,083	24	1.1%	81	3.9%
Earnings on bank-owned life insurance, net	1,779	1,714	1,488	65	3.8%	226	15.2%
Debit card interchange fees, net	1,612	1,701	1,831	(89)	(5.2)%	(130)	(7.1)%
Dividends on Federal Home Loan Bank stock	1,475	1,478	1,265	(3)	(0.2)%	213	16.8%
Merchant interchange fees, net	377	324	496	53	16.4%	(172)	(34.7)%
Earnings on bank-owned life insurance death benefits	306	—	314	306	NM	(314)	(100.0)%
Losses on sale of investment securities, net	(88,202)	(32,541)	(5,893)	(55,661)	171.0%	(26,648)	452.2%
Other income	1,503	1,380	1,260	123	8.9%	120	9.5%
Total non-interest income	$(76,650)	$(21,360)	$4,989	$(55,290)	258.8%	$(26,349)	(528.1)%

2025 Compared to 2024

Non-interest income showed a loss of $76.7 million for 2025, a $55.3 million decrease from a loss of $21.4 million for 2024. The decrease in 2025 was primarily due to the $88.2 million net loss on the sales of available-for-sale investment securities in the second and fourth quarters related to our balance sheet restructuring. Excluding losses on sale of securities in both years, non-interest income increased by $371 thousand, which included $306 thousand death benefit on bank-owned life insurance in 2025, partially offset by a $108 thousand year-over-year decrease in wealth management and trust services income due to decreased assets.
2024 Compared to 2023

Non-interest income showed a loss of $21.4 million for 2024, a $26.3 million decrease from income of $5.0 million for 2023. The decrease in 2024 was primarily due to the $32.5 million net loss on the sale of available-for-sale investment securities in 2024 related to our balance sheet restructuring. Excluding losses on sale of securities in both years, non-interest income increased by $300 thousand, which included a $275 thousand year-over-year increase in wealth management and trust services income due to increased assets and an increase of $226 thousand in net earnings on bank-owned life insurance due to increased rates. These were partially offset by the reduction of $314 thousand in bank-owned life insurance death benefits recorded in 2023 and not repeated in 2024.

Non-interest Expense

The table below details the components of non-interest expense.

				2025 compared to 2024		2024 compared to 2023
	Years ended December 31,			Amount Increase (Decrease)	Percent Increase (Decrease)	Amount Increase (Decrease)	Percent Increase (Decrease)
(dollars in thousands; unaudited)	2025	2024	2023
Salaries and employee benefits	$47,458	$44,683	$43,448	$2,775	6.2%	$1,235	2.8%
Occupancy and equipment	8,509	8,242	8,306	267	3.2%	(64)	(0.8)%
Data processing	4,326	4,222	4,057	104	2.5%	165	4.1%
Professional services	4,301	5,129	3,598	(828)	(16.1)%	1,531	42.6%
Information technology	2,046	1,686	1,569	360	21.4%	117	7.5%
Federal Deposit Insurance Corporation insurance	1,807	1,863	1,878	(56)	(3.0)%	(15)	(0.8)%
Depreciation and amortization	1,264	1,466	2,098	(202)	(13.8)%	(632)	(30.1)%
Directors' expense	1,115	1,213	1,212	(98)	(8.1)%	1	0.1%
Amortization of core deposit intangible	875	975	1,350	(100)	(10.3)%	(375)	(27.8)%
Charitable contributions	657	677	717	(20)	(3.0)%	(40)	(5.6)%
Deposit network fees	476	448	374	28	6.3%	74	19.8%
Other real estate owned	—	—	48	—	NM	(48)	(100.0)%
Other non-interest expense:
Advertising	1,030	1,090	1,244	(60)	(5.5)%	(154)	(12.4)%
Other expense	7,446	7,046	7,173	400	5.7%	(127)	(1.8)%
Total other non-interest expense	8,476	8,136	8,417	340	4.2%	(281)	(3.3)%
Total non-interest expense	$81,310	$78,740	$77,072	$2,570	3.3%	$1,668	2.2%

2025 Compared to 2024

Non-interest expenses increased $2.6 million to $81.3 million in 2025 from $78.7 million in 2024. Salaries and employee benefits increased by $2.8 million primarily due to an increase in annual incentives due to performance and increased employee insurance and profit share expenses. These were partially offset by an increase in deferred loan costs. Partially offsetting increases were the decrease of $828 thousand in professional services expenses, mainly from the legal resolution of a Private Attorneys General Act / putative class action lawsuit of $615 thousand and $354 thousand in the new loan operating system platform and implementation costs in the prior year.

2024 Compared to 2023

Non-interest expenses increased $1.7 million to $78.7 million in 2024 from $77.1 million in 2023. Significant fluctuations were as follows:

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

The benefit from income taxes totaled $16.8 million at an effective tax rate of 32.0% in 2025, compared to the benefit from income taxes of $5.4 million at an effective tax rate of 39.2% in 2024 and a provision of $6.1 million at an effective tax rate of 23.6% in 2023. The increase in the benefit from income taxes in 2025 reflected the impact of the net loss before taxes in the year of $52.5 million compared to net loss before taxes of $13.8 million in 2024. The 7.2% decrease in the effective tax rate in 2025, as compared to 2024, was due to the treatment of certain permanent differences while in a larger loss position, such as in 2025. The 15.60% increase from 2023 to 2024 was primarily due to a larger proportional effect of permanent tax differences on lower pretax income and higher tax-exempt BOLI income. This increase was partially offset by a reduction in the tax-exempt interest exclusion (due to a larger IRC Section 291(e) interest expense disallowance), compared to 2023.

We file a consolidated return in the U.S. federal tax jurisdiction and a combined return in the State of California and the State of New Jersey due to interest on purchased auto loans registered in New Jersey. There were no ongoing federal or state income tax examinations at the time of the issuance of this report. As of December 31, 2025 and 2024, neither the Bank nor Bancorp had accruals for interest or penalties related to unrecognized tax benefits.

FINANCIAL CONDITION

Investment Securities

We maintain an investment securities portfolio to provide liquidity and generate earnings on funds that have not been loaned to customers. Management determines the maturities and types of securities to be purchased based on liquidity and interest rate risk position, and the desire to attain a reasonable investment yield balanced with risk exposure. The tables below show the composition of the debt securities portfolio by weighted average life at December 31, 2025 and 2024. Weighted average life takes into account the issuer's right to call or prepay obligations, with or without call or prepayment penalties. The weighted average life of the investment portfolio at December 31, 2025 and 2024 was approximately 4.2 and 5.9 years, respectively. The effective duration of the investment portfolio was 2.8 and 4.6 at December 31, 2025 and 2024, respectively.
In the fourth quarter of 2025, the Bank completed a balance sheet repositioning and reclassified its HTM portfolio into AFS resulting in no HTM securities at December 31, 2025.

December 31, 2025	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total
(dollars in thousands; unaudited)	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	Amortized Cost[1]	Fair Value	Average Yield[2]
Available-for-sale:
CMBS/MBS/CMOs issued by U.S. government agencies	$52,519	4.26%	$1,035,618	4.37%	$174,622	3.43%	$—	—%	$1,262,759	$1,250,230	4.23%
Debentures of government sponsored agencies	—	—	—	—	—	—	29,988	1.88	29,988	23,694	1.88
Obligations of state and political subdivisions - tax-exempt[3]	3,025	5.04	6,836	4.37	—	—	33,470	2.82	43,331	39,133	3.22
Obligations of state and political subdivisions - taxable	—	—	—	—	7,801	2.41	10,082	2.32	17,883	14,755	2.36
Total available-for-sale	$55,544	4.30%	$1,042,454	4.37%	$182,423	3.39%	$73,540	2.37%	$1,353,961	$1,327,812	4.13%

December 31, 2024	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total
(dollars in thousands; unaudited)	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	Amortized Cost[1]	Fair Value	Average Yield[2]
Held-to-maturity:
CMBS/MBS/CMOs issued by U.S. government agencies	$10,895	2.47%	$194,427	3.29%	$353,313	2.10%	$86,060	2.07%	$644,695	$560,812	2.46%
SBA-backed securities	—	—	1,513	3.16	—	—	—	—	1,513	1,452	3.16
Debentures of government-sponsored agencies	20,000	4.25	5,000	5.00	83,460	1.83	32,971	1.85	141,431	118,737	2.29
Obligations of state and political subdivisions - tax-exempt[3]	3,041	3.77	2,368	3.64	20,067	3.00	5,765	1.90	31,241	29,057	2.92
Obligations of state and political subdivisions - taxable	—	—	—	—	13,637	2.03	16,682	2.36	30,319	24,162	2.21
Corporate bonds	15,000	3.50	15,000	3.75	—	—	—	—	30,000	29,315	3.63
Total held-to-maturity	48,936	3.59	218,308	3.36	470,477	2.09	141,478	2.05	879,199	763,535	2.48
Available-for-sale:
CMBS/MBS/CMOs issued by U.S. government agencies	100,397	4.09	131,820	3.29	54,857	2.90	8,718	2.36	295,792	279,838	3.46
SBA-backed securities	—	—	331	2.20	—	—	—	—	331	308	2.20
Debentures of government sponsored agencies	—	—	—	—	8,971	1.36	—	—	8,971	7,210	1.36
U.S. Treasury securities	—	—	12,020	0.78	—	—	—	—	12,020	10,815	0.78
Obligations of state and political subdivisions - tax-exempt[3]	—	—	3,831	0.68	43,581	2.04	40,043	2.73	87,455	76,199	2.30
Obligations of state and political subdivisions - taxable	—	—	2,992	1.09	5,731	1.86	—	—	8,723	7,515	1.60
Corporate bonds	—	—	6,000	1.15	—	—	—	—	6,000	5,649	1.15
Total available-for-sale	100,397	4.09	156,994	2.91	113,140	2.40	48,761	2.66	419,292	387,534	3.02
Total	$149,333	3.93%	$375,302	3.17%	$583,617	2.15%	$190,239	2.21%	$1,298,491	$1,151,069	2.66%

1 Book value reflects cost, adjusted for accumulated amortization and accretion.
2 Weighted average calculation is based on amortized cost of securities.
3 Yields on tax-exempt municipal bonds are presented on a taxable equivalent basis, using a federal tax rate of 21%.

The amortized cost of our investment securities portfolio increased by $55.5 million, or 4.3%, in 2025. In 2025, we sold $778.9 million in available-for-sale securities with an average yield of 1.99%, as part of a balance sheet restructuring, including $279.8 million in agency collateralized mortgage obligations ("CMOs"), $270.8 million in agency mortgage-backed securities ("MBSs"), $98.1 million in debentures of government sponsored agencies, $95.7 million in obligations of state and political subdivisions, $21.0 million in corporate bonds, $12.0 million in U.S. Treasury securities and $1.5 million in SBA-backed securities. The sales of available-for-sale securities generated a net pre-tax loss of $88.2 million. Sales proceeds were deployed into securities with a higher yield and lower effective duration than the securities sold.

We consider agency debentures and CMOs issued by U.S. government sponsored entities to have low credit risk as they carry the credit support of the U.S. federal government. The debentures, CMBSs, CMOs and MBS issued by U.S. government sponsored agencies made up 95.5% of the portfolio as of December 31, 2025, compared to 85.1% at December 31, 2024. See the discussion in the section captioned “Securities May Lose Value Due to Credit Quality of the Issuers” in ITEM 1A Risk Factors above.

At December 31, 2025 and 2024, distribution of our investment in obligations of state and political subdivisions was as follows:

	December 31, 2025			December 31, 2024
(dollars in thousands; unaudited)	Amortized Cost	Fair Value	Percent of State and Municipal Securities	Amortized Cost	Fair Value	Percent of State and Municipal Securities
Within California:
General obligation bonds	$9,981	$8,359	16.3%	$22,913	$18,749	14.5%
Revenue bonds	—	—	—	2,060	1,658	1.3
Total within California	9,981	8,359	16.3	24,973	20,407	15.8
Outside California:
General obligation bonds	40,352	35,985	65.9	108,037	94,748	68.5
Revenue bonds	10,881	9,544	17.8	24,728	21,778	15.7
Total outside California	51,233	45,529	83.7	132,765	116,526	84.2
Total obligations of state and political subdivisions	$61,214	$53,888	100.0%	$157,738	$136,933	100.0%
Percent of investment portfolio	4.5%	4.1%		12.2%	11.9%

The portion of the portfolio outside the state of California is distributed among twelve states. Of the total investment in obligations of state and political subdivisions, the largest concentrations outside California are in Texas (44.3%), Wisconsin (24.1%) and Virginia (6.7%). Our investments in obligations issued by municipal issuers in Texas are either guaranteed by the AAA-rated Texas Permanent School Fund ("PSF"), rated AAA without enhancement, or backed by revenue sources from essential services (such as utilities and transportation).

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
•Credit ratings by major credit rating agencies

Loans

Loans Outstanding by Class and Percent of Total

	December 31, 2025		December 31, 2024
(in thousands; unaudited)	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
Commercial and industrial	$159,898	7.5%	$152,263	7.3%
Real estate
Commercial owner-occupied	310,219	14.6	321,962	15.5
Commercial non-owner occupied	1,366,251	64.5	1,273,596	61.1
Construction	15,101	0.7	36,970	1.8
Home equity	99,222	4.7	88,325	4.2
Other residential	110,614	5.2	143,207	6.9
Installment and other consumer	59,548	2.8	66,933	3.2
Total loans, at amortized cost	2,120,853	100.0%	2,083,256	100.0%
Allowance for credit losses on loans	(30,089)		(30,656)
Total loans, net of allowance for credit losses	$2,090,764		$2,052,600
Loans increased by $37.6 million in 2025, or 1.8%, to $2.121 billion as of December 31, 2025, from $2.083 billion as of December 31, 2024 and was primarily due to a $92.7 million increase in commercial non-owner occupied real estate loans, offset by a decrease of $32.6 million in residential real estate loans and a decrease of $21.9 million in construction loans. Organic loan originations were $273.5 million in 2025, compared to $152.6 million in 2024. There were loan purchases of approximately $250 thousand in 2025 compared to $35.7 million in 2024. Payoffs were $145.7 million in 2025, compared to $120.6 million in 2024. The majority of the payoffs were a result of asset sales and cash payoffs. In addition, $90.2 million of loan amortization from scheduled repayments, net of credit line utilization, contributed to the change in loan balances for 2025.

Approximately 90% and 89% of total loans were secured by real estate as of December 31, 2025 and 2024, respectively. For additional information on loan concentration risk, see ITEM 1A, Risk Factors.

The following table summarizes our commercial real estate loan concentrations by the county in which the property was located as of December 31, 2025 and 2024.

Commercial Real Estate Loans Outstanding by County

(dollars in thousands; unaudited)	December 31, 2025			December 31, 2024
County	Amount	Percent of Commercial Real Estate Loans	County	Amount	Percent of Commercial Real Estate Loans
Marin	$298,615	18%	Marin	$303,255	19%
Sonoma	265,542	16	Sonoma	245,510	15
Alameda	201,558	12	San Francisco	211,254	13
San Francisco	188,372	11	Alameda	187,526	12
Sacramento	177,277	11	Napa	170,492	11
Napa	173,587	10	Sacramento	131,857	8
Contra Costa	85,559	5	Contra Costa	75,522	5
Solano	51,948	3	Solano	52,294	3
San Mateo	40,511	2	Placer	41,951	2
Placer	39,355	2	San Mateo	41,275	2
Santa Clara	37,682	2	Santa Clara	23,610	2
San Joaquin	14,278	1	San Joaquin	14,933	1
Orange	10,234	1	El Dorado	8,460	1
Other	91,952	7	Other	87,619	6
Total	$1,676,470	100%	Total	$1,595,558	100%

Commercial real estate loans increased by $80.9 million in 2025 to $1.676 billion from $1.596 billion at December 31, 2024. The increase in 2025 was comprised of the $92.7 million increase within the non-owner occupied loan portfolio, partially offset by the $11.7 million decrease within the owner-occupied loan portfolio. Of the commercial real estate loans as of December 31, 2025, 81% were non-owner occupied and 19% were owner-occupied. Almost the entire commercial real estate loan portfolio is comprised of term loans for which the primary source of repayment is either the cash flow from leasing activities of the real estate collateral or the operating cash flow of the owner occupant.

Non-owner and Owner Occupied Real Estate Loans by Type

(unaudited)	Percent of Non-owner Occupied Commercial Real Estate Loans		Percent of Owner-Occupied Commercial Real Estate Loans
County	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Office	27%	27%	19%	19%
Retail	18	20	7	7
Multi-family	18	16	—	—
Warehouse & industrial	13	11	25	23
Mixed use	7	9	3	2
School	—	—	14	15
Wine	—	—	10	10
Church	—	—	5	6
Gas/auto	—	—	9	8
Health club	—	—	3	4
Other	17	17	5	6
Total	100%	100%	100%	100%

Commercial Real Estate Loans by Type and County

	Non-owner occupied								Owner-occupied
(unaudited)	Retail		Warehouse & industrial		Multi-family		Office		Office
County	Dec 31, 2025	Dec 31, 2024	Dec 31, 2025	Dec 31 2024	Dec 31, 2025	Dec 31, 2024	Dec 31, 2025	Dec 31, 2024	Dec 31, 2025	Dec 31, 2024
Sacramento	20%	20%	26%	18%	17%	9%	5%	6%	21%	19%
Marin	16	16	8	12	9	10	24	25	21	22
Napa	16	16	7	4	5	5	8	9	17	21
Sonoma	16	15	25	28	16	11	17	17	8	8
Alameda	6	6	14	16	22	20	8	6	14	6
San Francisco	3	3	9	12	19	30	16	18	5	18
Other bay area	17	16	7	4	4	5	18	15	13	—
Other	6	8	4	6	8	10	4	4	1	6
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

With the heightened market concern about non-owner-occupied commercial real estate, and in particular the office sector, we are providing the following additional information: We continue to maintain diversity among property types and within our geographic footprint. In particular, our office commercial real estate portfolio in the City of San Francisco represents just 3% of our total loan portfolio and 4% of our total non-owner-occupied commercial real estate portfolio.

The following table shows an analysis of construction loans by type and county as of December 31, 2025 and 2024.

Construction Loans Outstanding by Type and County

(dollars in thousands; unaudited)	December 31, 2025		December 31, 2024
Loan Type	Amount	Percent of Construction Loans	Amount	Percent of Construction Loans
Apartments and multifamily	$3,223	21.3%	$19,057	51.5%
Commercial real estate	—	—	2,261	6.1
1-4 Single family residential	11,878	78.7	15,652	42.4
Total	$15,101	100.0%	$36,970	100.0%

(dollars in thousands; unaudited)	December 31, 2025			December 31, 2024
County	Amount	Percent of Construction Loans	County	Amount	Percent of Construction Loans
San Francisco	$6,272	41.6%	San Francisco	$24,706	66.8%
Napa	5,468	36.2	Contra Costa	4,682	12.7
Marin	3,224	21.3	Marin	2,995	8.1
Santa Clara	137	0.9	Napa	2,326	6.3
Placer	—	—	Placer	2,261	6.1
Total	$15,101	100.0%	Total	$36,970	100.0%

Construction loans decreased by $21.9 million in 2025 to $15.1 million from $37.0 million at December 31, 2024. The decrease in 2025 was primarily due to payoffs of $28.7 million offset by $6.7 million in advances on existing construction loans.

Undisbursed construction loan commitments at December 31, 2025 and 2024 were $10.5 million and $8.3 million, respectively.

The following table presents the amortized costs and maturity distribution of our loans by portfolio class as of December 31, 2025 based on their contractual maturity dates. Maturities do not include scheduled payments or potential prepayments.

Loan Maturity Distribution

	Due within 1 year	Due after 1 through 5 years	Due after 5 through 15 years	Due after 15 years	Total
(in thousands; unaudited)
Commercial and industrial	$66,636	$67,607	$24,547	$1,108	$159,898
Real estate
Commercial owner-occupied	26,261	106,494	170,782	6,682	310,219
Commercial non-owner occupied	123,980	673,083	561,177	8,011	1,366,251
Construction [1]	14,313	788	—	—	15,101
Home equity	4,366	23,339	66,520	4,997	99,222
Other residential	6	136	900	109,572	110,614
Installment and other consumer loans	2,822	7,223	49,411	92	59,548
Total	$238,384	$878,670	$873,337	$130,462	$2,120,853
1 Construction loans that mature after 5 years are structured to convert to permanent financing after the initial construction period.

The following table shows the mix of variable-rate loans and fixed-rate loans due after one year by portfolio class as of December 31, 2025. The large majority of variable-rate loans are tied to independent indices, such as the Prime Rate or a Treasury Constant Maturity Rate. Most loans with original terms of more than five years have provisions for the fixed rates to reset, or convert to variable rates, after three, five or seven years. These loans are included in the variable-rate balances below.

Loan Interest Rate Sensitivity - Due After One Year

(in thousands; unaudited)	Fixed	Variable	Total
Commercial and industrial	$81,176	$12,086	$93,262
Real estate
Commercial owner-occupied	159,349	124,609	283,958
Commercial non-owner occupied	773,596	468,675	1,242,271
Construction	—	788	788
Home equity	423	94,433	94,856
Other residential	12,788	97,820	110,608
Installment and other consumer loans	41,366	15,360	56,726
Total	$1,068,698	$813,771	$1,882,469

Allowance for Credit Losses on Loans

The allowance for credit losses on loans is calculated in accordance with ASC 326 based on management's best estimate of current expected credit losses over the loans' contractual terms, adjusted for estimated prepayments where applicable. The contractual terms exclude anticipated extensions, renewals and modifications. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. All specifically identifiable and quantifiable losses are charged off against the allowance. The ultimate adequacy of the allowance depends on a variety of complex factors, some of which may be beyond management's control, such as volatility in the real estate market, changes in interest rates and economic and political environments. Based on the current conditions of the loan portfolio and reasonable and supportable forecasts, management believes that the $30.1 million allowance for credit losses at December 31, 2025 was adequate to absorb expected credit losses in our loan portfolio. For additional information on our allowance for credit losses methodology, refer to Notes 1 and 3 to the Consolidated Financial Statements in ITEM 8 of this report.

The ratio of the allowance for credit losses to total loans was 1.42% at December 31, 2025 and 1.47% at December 31, 2024.

The $567 thousand decrease in the allowance for credit losses on loans in 2025 was largely due to the $942 thousand in net charge-offs, primarily due to a $2.1 million acquired non-owner occupied commercial real estate loan with a partial charge-off in the first quarter of 2025 of $809 thousand that the Bank had previously reserved $449 thousand for as of December 31, 2024. There was an additional decline in the financial condition of the borrower and guarantor and the value of the collateral during the first quarter that led to the Bank proactively selling the note in March rather than pursuing the additional costly steps of liquidating after foreclosure. It had been on non-accrual since late 2023. This decline was partially offset by the $375 thousand provision recorded in 2025.

For further information, refer to the Provision for Credit Losses section above, and Notes 1 and 3 to the Consolidated Financial Statements in ITEM 8 of this report.

The following table presents the allowance for credit losses on loans by loan portfolio class in accordance with the methodology described in Note 1 to the Consolidated Financial Statements in ITEM 8 of this report, as well as the percentage of total loans in each of the same loan portfolio classes as of December 31, 2025 and 2024.

Allocation of the Allowance for Credit Losses
(dollars in thousands; unaudited)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, non-owner occupied	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
December 31, 2025
Modeled expected credit losses	$1,512	$1,553	$8,449	$38	$736	$1,059	$697	$—	$14,044
Qualitative adjustments	522	901	5,802	161	67	2	106	1,185	8,746
Specific allocations	55	—	7,226	—	—	18	—	—	7,299
Total	$2,089	$2,454	$21,477	$199	$803	$1,079	$803	$1,185	$30,089
Loans as a percent of total loans	7.5%	14.6%	64.5%	0.7%	4.7%	5.2%	2.8%	N/A	100.0%
December 31, 2024
Modeled expected credit losses	$759	$1,241	$7,632	$41	$620	$1,133	$625	$—	$12,051
Qualitative adjustments	672	1,120	6,528	597	64	8	268	1,255	10,512
Specific allocations	145	—	7,933	—	—	—	15	—	8,093
Total	$1,576	$2,361	$22,093	$638	$684	$1,141	$908	$1,255	$30,656
Loans as a percent of total loans	7.3%	15.5%	61.1%	1.8%	4.2%	6.9%	3.2%	N/A	100.0%

The table below shows the activity in the allowance for credit losses for each of the three years presented below.

Allowance for Credit Losses on Loans Rollforward

(dollars in thousands; unaudited)	2025	2024	2023
Beginning balance	$30,656	$25,172	$22,983
Provision for (reversal of) credit losses	375	5,550	2,575
Loans charged-off:
Commercial and industrial	(117)	(41)	(11)
Real estate:
Commercial real estate, owner-occupied	—	—	(406)
Commercial, non-owner occupied	(809)	—	—
Installment and other consumer	(16)	(58)	(24)
Total loans charged-off	(942)	(99)	(441)
Loans recovered:
Commercial and industrial	—	21	29
Real estate:
Commercial, non-owner occupied	—	8	—
Construction		—	25
Installment and other consumer	—	4	1
Total loans recovered	—	33	55
Net loans charged-off	(942)	(66)	(386)
Ending balance	$30,089	$30,656	$25,172
Total loans, at amortized cost	$2,120,853	$2,083,256	$2,073,720
Average total loans outstanding during year	$2,074,565	$2,074,971	$2,099,719
Ratio of allowance for credit losses to total loans at end of year	1.42%	1.47%	1.21%
Net charge-offs (recoveries) to average loans	0.05%	NM	0.02%
NM - Not meaningful.

The following table shows non-performing assets as of December 31, 2025 and 2024.

Non-Performing Assets

(dollars in thousands; unaudited)	December 31, 2025	December 31, 2024
Non-accrual loans:
Commercial and industrial	$524	$2,845
Real estate:
Commercial, owner-occupied	314	1,537
Commercial, non-owner occupied	25,387	28,525
Home equity	401	752
Other residential	72	—
Installment and other consumer	204	222
Total non-accrual loans	$26,902	$33,881
Other real estate owned	$—	$—
Repossessed personal properties	—	1
Total non-performing assets	$26,902	$33,882
Criticized and classified loans:
Special mention	$118,025	$108,916
Substandard	$32,111	$45,104
Doubtful	$—	$—
Allowance for credit losses to non-accrual loans	1.12x	0.90x
Non-accrual loans to total loans	1.27%	1.63%
Non-performing assets to total assets	0.69%	0.92%
Non-Accrual Loans

Non-accrual loans decreased by $7.0 million in 2025, primarily due to $4.4 million in payoffs including a $3.6 million commercial relationship paid off in full in the fourth quarter and a $2.1 million non-owner occupied real estate loan sale in the first quarter.

Non-accrual loans increased by $25.9 million in 2024, primarily due to three relationships designated as non-accrual in the second and third quarters.

Approximately 97% of the non-accrual loans as of December 31, 2025 were well-secured by either commercial or residential real estate.

Criticized and Classified Loans

Loans designated as special mention, which are not considered adversely classified, increased by $9.1 million in 2025 with downgrades from the pass or watch category of $49.3 million primarily within commercial real estate and commercial with an average balance of $2.7 million and upgrades from substandard of $6.9 million, partially offset by payoffs and paydowns of $38.7 million and $7.3 million, respectively.

Loans designated as special mention decreased by $26.3 million in 2024, primarily due to net downgrades of $2.6 million from the pass or watch category and downgrades of $25.0 million to substandard. Of the downgrades to special mention, $15.3 million was attributed to one recently completed construction loan that will be marketed for sale or paid down to a conforming debt service level. The remaining balance changes consisted of paydowns, payoffs and upgrades from substandard risk rating.

Loans classified as substandard decreased by $13.0 million in 2025 largely due to upgrades to special mention of $6.9 million mentioned above and payoffs and paydowns of $5.3 million and $1.7 million, respectively. Downgrades from pass or watch of $2.1 million in the year were offset by the $2.1 million loan that was sold.

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

Other Assets

BOLI totaled $71.3 million as of December 31, 2025, compared to $71.0 million at December 31, 2024. The $279 thousand increase was primarily due to increased earnings from higher yields on policies in 2025.

Interest receivable and other assets totaled $84.4 million and $72.3 million at December 31, 2025 and 2024, respectively. The $12.1 million increase was primarily due to a $12.3 million increase in net deferred tax assets, as discussed below.

Net deferred tax assets totaled $42.9 million and $30.6 million at December 31, 2025 and 2024, respectively. Deferred tax assets consist primarily of tax benefits expected to be realized in future periods related to temporary differences such as allowances for credit losses and unfunded loan commitments, net operating loss carryforwards, and deferred compensation and salary continuation obligations. The $12.3 million increase in 2025 was primarily due to the $12.8 million increase in net operating loss carryforwards resulting from the Bank's higher pre-tax loss of $52.5 million in 2025 compared to $13.8 million in 2024. Also contributing to the increase were a $4.4 million increase in operating and finance lease liabilities and a $2.8 million increase in the allowance for credit losses on loans and unfunded loan commitments. The increases in net deferred tax assets were partially offset by a $4.9 million decrease in the net unrealized losses on available-for-sale securities. Management believes deferred tax assets will be realizable due to our expectation that earnings will continue to be at a level adequate to realize such tax benefits. Therefore, no valuation allowance was established as of December 31, 2025 or 2024. For additional information, refer to Note 11 to the Consolidated Financial Statements in ITEM 8 of this report.

We held $16.7 million of FHLB stock recorded at cost in other assets at both December 31, 2025 and 2024. We received $1.5 million, $1.5 million and $1.3 million in cash dividends in 2025, 2024 and 2023, respectively. For additional information, refer to Note 2 to the Consolidated Financial Statements in ITEM 8 of this report.

Deposits

Deposits increased by $195.5 million, to $3.416 billion at December 31, 2025, compared to $3.220 billion at December 31, 2024. Non-interest bearing deposits were 36.7% of total deposits at December 31, 2025, compared to 39.6% at December 31, 2024. We continued our disciplined and focused approach to relationship management and customer outreach, adding over 4,000 new accounts in 2025, 43% of which were new relationships, and 51% were non-interest bearing (excluding new reciprocal accounts).

As of December 31, 2025, 62% of deposit balances were held in business accounts, with average balances of $141 thousand per account. The remaining 38% were consumer accounts, with average balances of $40 thousand per account. The largest depositor represented 3.8% of total deposits, and the combined four largest depositors represented 7.3% of total deposits.

Balances in reciprocal deposit networks increased by $54.2 million during 2025 to $458.9 million as of December 31, 2025. Costs associated with network deposits fees are recorded as non-interest expense and totaled $476 thousand, $448 thousand, and $374 thousand for the years ended December 31, 2025, 2024 and 2023, respectively. The interest the bank pays on balances in the deposit networks is recorded in deposit interest expense.
Estimated uninsured and/or uncollateralized deposits totaled 31% of total deposits as of December 31, 2025, compared to 29% as of December 31, 2024.
Our liquidity policies require that compensating cash balances be held against concentrations over a certain level. See ITEM 1A, Risk Factors, for a discussion of potential risks associated with concentrations and volatility due to the activity of our large deposit customers.

Distribution of Average Deposits

The table below shows the relative composition of our average deposits for 2025 and 2024. For average rates paid on deposits, refer to the Average Statements of Condition and Analysis of Net Interest Income table in ITEM 7- Management's Discussion and Analysis of Financial Condition and Results of Operations.

	For the year ended December 31,
	2025		2024
(in thousands; unaudited)	Average Amount	Percent of Total	Average Amount	Percent of Total
Non-interest bearing	$1,261,562	38.0%	$1,316,737	40.1%
Interest-bearing transaction	357,877	10.8	325,065	9.9
Savings	224,428	6.7	227,061	6.9
Money market [1]	1,257,049	37.9	1,155,016	35.1
Time deposits, including CDARS	219,135	6.6	262,482	8.0
Total average deposits	$3,320,051	100.0%	$3,286,361	100.0%
1 Money market balances include Insured Cash Sweep® ("ICS") in both 2025 and 2024.

Maturities of Uninsured Time Deposits

The following table shows time deposits by account that are in excess of $250,000 by time remaining to maturity at December 31, 2025.

	December 31, 2025
(in thousands; unaudited)	Total	Uninsured Portion
Three months or less	$50,982	$32,482
Over three months through six months	35,747	20,747
Over six months through twelve months	15,376	8,376
Over twelve months	1,210	960
Total	$103,315	$62,565

Network Deposits
Our deposit portfolio includes deposits offered through the Promontory Interfinancial Network that are comprised of Certificate of Deposit Account Registry Service® ("CDARS") balances included in time deposits and Insured Cash Sweep® ("ICS") balances included in money market deposits. In addition, we offer deposits through R&T Deposit Solutions comprised of Demand Deposit MarketplaceSM ("DDM") balances. Through these two networks we are able to offer our customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through CDARS, ICS and DDM, on behalf of a customer, we have the option of receiving matching deposits through the network's reciprocal deposit program, or placing deposits "one-way" for which we receive no matching deposits. The following table shows the composition of our network deposits at December 31, 2025 and 2024.

(in thousands)	December 31, 2025		December 31, 2024
	Reciprocal [1]	One-Way [1]	Reciprocal [1]	One-Way [1]
CDARS	$24,774	$—	$38,885	$—
ICS	196,284	51,221	240,661	—
DDM	237,833	—	125,153	—
Total network deposits	$458,891	$51,221	$404,699	$—
[1] Reciprocal deposits are on-balance-sheet while one-way deposits are off-balance-sheet.

Borrowings

As of December 31, 2025 and 2024, our borrowing capacity with the Federal Home Loan Bank ("FHLB") under secured lines of credit totaled $967.2 million and $948.1 million, respectively.

The Bank had a line of credit through the Discount Window at the Federal Reserve Bank of San Francisco ("FRBSF") totaling $344.7 million as of December 31, 2025, secured by investment securities and residential loans. As of December 31, 2024, the Bank had a line of credit through the Discount Window totaling $358.0 million, secured by investment securities and residential loans.

In addition, as of December 31, 2025 and 2024 we had $140.0 million and $125.0 million, respectively, in unsecured lines of credit with correspondent banks to cover short-term borrowing needs.

As of December 31, 2025 and 2024, the Bank had no outstanding short-term borrowings and our bank lines of credit were not utilized as of December 31, 2025 or 2024.

For additional information, see Note 7, Borrowings and Other Obligations, in ITEM 8 of this report.

Subordinated Notes

During the fourth quarter of 2025, we issued Fixed-to-Floating Subordinated Notes of $45.0 million with a final maturity date of December 1, 2035, to certain investors in a private placement, to strengthen capital ratios as part of our balance sheet repositioning. Subordinated notes outstanding was $43.9 million, net of issuance costs, at December 31, 2025. Bancorp made a capital contribution of $30.0 million to the Bank in the fourth quarter. The subordinated notes qualify as Tier 2 capital for the consolidated Company (Bancorp) for regulatory purposes and the portion that Bancorp contributed to the Bank is treated as Tier 1 capital for the Bank. At December 31, 2025, we were in compliance with all covenants under our long-term debt subordinated notes agreement.

For additional information, see Note 13, Subordinated Notes, in ITEM 8 of this report.

Deferred Compensation Obligations

We maintain a non-qualified, unfunded deferred compensation plan for certain key management personnel. Under this plan, participating employees may defer compensation, which will entitle them to receive certain payments for up to, but not exceeding, fifteen years commencing upon retirement, death, disability or termination of employment. A similar Deferred Director Fee Plan entitles participating members of the Board of Directors to receive payments as elected by the participant upon separation from service, death, disability or termination of service. At December 31, 2025 and 2024, our aggregate payment obligations under both plans totaled $5.4 million and $6.0 million, respectively, and was recorded in interest payable and other liabilities in the consolidated statements of condition. Decreases in the deferred compensation plans in 2025 mainly resulted from increases in benefit payments to terminated employees.

We have entered into supplemental executive retirement plans ("SERPs") with a select group of executive officers, providing for certain retirement benefits at age 65 and reduced benefits upon early retirement.  The annual amount of benefits in either pre-retirement scenario is based on a vesting schedule unique to each executive. The SERP also provides for lump sum benefits in the event of a change in control followed by the termination of the executive. Payments under the SERPs are expected to be funded by income from bank-owned life insurance policies. On December 31, 2025 and 2024, our liabilities under the SERPs totaled $4.8 million and $4.6 million, respectively, and were recorded in interest payable and other liabilities in the consolidated statements of condition. The SERPs are unfunded and non-qualified for tax purposes and subject to Title I of the Employee Retirement Income Security Act of 1974.

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

The total risk-based capital ratio for Bancorp was 15.25% at December 31, 2025, compared to 16.54% at December 31, 2024. The reduction is primarily related to losses recognized on securities sales in 2025.

Bancorp's tangible common equity to tangible assets ("TCE ratio") decreased to 8.35% at December 31, 2025, from 9.93% at December 31, 2024, primarily due to increases in unrealized losses attributed to the HTM securities reclassification and the subsequent loss from sales of securities during 2025. The Bank's total risk-based capital ratio decreased to 13.90% at December 31, 2025, from 16.13% at December 31, 2024.

Bancorp's share repurchase program and activity are discussed in detail in ITEM 5 and in Note 8 to the Consolidated Financial Statements in ITEM 8 of this report. We expect to maintain strong capital levels and do not expect that we will be required to raise additional capital in 2026. Our anticipated sources of capital in 2026 include future earnings and shares issued under the stock-based compensation program.

Liquidity and Capital Resources

The goal of liquidity management is to provide adequate funds to meet loan demand and to fund operating activities and deposit withdrawals. We accomplish this goal by maintaining an appropriate level of liquid assets and formal lines of credit with the FHLB, FRBSF and correspondent banks that enable us to borrow funds as seen in the table below and discussed in Note 7 to the Consolidated Financial Statements in ITEM 8 of this report. Our Asset Liability Management Committee ("ALCO"), which is comprised of Bank directors and the Bank's Chief Executive Officer, is responsible for approving and monitoring our liquidity targets and strategies. The Bank has long-established minimum liquidity requirements that are regularly monitored using metrics and tools similar to those used by larger banks, such as the liquidity coverage ratio, and multi-scenario, long-horizon stress tests. Our contingency funding plan provides for early detection of potential liquidity issues in the market or the Bank and institutes prompt responses that may prevent or alleviate a liquidity crisis. Management monitors liquidity daily and regularly adjusts our position based on current and future liquidity needs. We also have relationships with third-party deposit networks and can adjust the placement of our deposits via reciprocal or one-way sales as part of our cash management strategy as discussed in Note 6 to the Consolidated Financial Statements in ITEM 8 of this report.

Net available funding sources, including unrestricted cash, unencumbered available-for-sale securities, and total available borrowing capacity, totaled $2.148 billion, or 63% of total deposits, and 209% of estimated uninsured and/or uncollateralized deposits as of December 31, 2025.

The following table details the components of our contingent liquidity sources as of December 31, 2025.

(in thousands)	Total Available	Amount Used	Net Availability
Internal Sources
Unrestricted cash [1]	$206.6	N/A	$206.6
Unencumbered securities at market value	489.6	N/A	489.6
External Sources
FHLB line of credit	967.2	$—	967.2
FRB line of credit	344.7	—	344.7
Lines of credit at correspondent banks	140.0	—	140
Total Liquidity	$2,148.1	$—	$2,148.1
1 Excludes cash items in transit as of December 31, 2025.
Note: Brokered deposits available through third-party networks are not included above.

We obtain funds from the repayment and maturity of loans, deposit inflows, investment securities sales, maturities and paydowns, federal funds purchases, FRBSF and FHLB advances, other borrowings, and cash flow from operations.  Although available as a liquidity source, we have not chosen to utilize brokered deposits. Our primary uses of funds are the origination of loans, the purchase of investment securities and loans, withdrawals of deposits, maturities of certificates of deposit, dividends to common stockholders, share repurchases and operating expenses.

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

Our cash and cash equivalents increased by $88.0 million to $225.3 million at December 31, 2025, from $137.3 million at December 31, 2024. The most significant sources of liquidity during 2025 were proceeds from sales, principal paydowns, calls and maturities of investment securities totaling $935.3 million, $195.5 million in increased deposits, loan payoffs of $145.7 million, $87.4 million in amortization of principal, a net $2.8 million decrease in utilization of credit lines, $45.0 million in proceeds from the issuance of subordinated notes and $39.1 million in net cash was provided by operating activities.

Significant uses of liquidity during 2025 were $1.069 billion in investment securities purchased, and $273.5 million in loan fundings. Additionally other uses included $16.1 million in cash dividends paid on common stock to our shareholders, and $3.3 million in common stock repurchases. Refer to the Consolidated Statement of Cash Flows in this Form 10-K for additional information on our sources and uses of liquidity. Management anticipates that our current strong liquidity position, as detailed in this report, and contingent funding sources are adequate to support our operational needs.

Unfunded credit commitments, as discussed in Note 17 to the Consolidated Financial Statements in ITEM 8 of this report, totaled $464.7 million at December 31, 2025. We expect to fund these commitments to the extent utilized primarily through the repayment of existing loans, principal paydowns of investment securities, and liquid assets.

Over the next twelve months, $198.2 million of time deposits will mature. We expect that a high percentage of these funds will remain with the Bank either through renewals or shifts to other deposit products. Any outflows can be absorbed by the Bank's excess liquidity. We believe our emphasis on local deposits, combined with our immediately available funding sources, provides a very stable base for our liquidity needs.

We had no outstanding short term borrowings under our credit facilities as of December 31, 2025, and 2024, as discussed in Note 7 to the Consolidated Financial Statements in ITEM 8 of this report. We issued Fixed-to-Floating Subordinated Notes of $45.0 million with a final maturity date of December 1, 2035, during 2025, to certain investors in a private placement, to strengthen our capital ratios as part of our balance sheet repositioning, as discussed in Note 13 to the Consolidated Financial Statements in ITEM 8 of this report.

Because Bancorp is a holding company and does not conduct regular banking operations, its primary sources of liquidity are dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to Bancorp without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s net profits from the previous three fiscal years less the amount of dividends paid during that period. The Bank received approval from the State of California - Department of Financial Protection and Innovation on May 30, 2025, for a dividend of $32.0 million which was paid to Bancorp on May 30, 2025. The primary uses of funds for Bancorp are shareholder dividends, subordinated notes servicing, share repurchases and ordinary operating expenses. Bancorp held $35.2 million in cash as of December 31, 2025, which is expected to cover cash needs throughout 2026.

Statement Regarding Use of Non-GAAP Financial Measures

Financial results are presented in accordance with GAAP and with reference to certain non-GAAP financial measures. Management believes that, given industry turmoil that largely began in the first quarter of 2023, the presentation of Bancorp's non-GAAP TCE ratio reflecting the after tax impact of unrealized losses on held-to-maturity securities provides useful supplemental information to investors because it reflects the level of capital remaining after a hypothetical liquidation of the entire securities portfolio. In addition, management believes that providing selected financial measures excluding the loss on sale of securities discussed above is useful to investors as the strategic short-term loss taken for long-term profitability makes the operational performance difficult to compare to the prior period. Because there are limits to the usefulness of this or any other non-GAAP measure to investors, Bancorp encourages readers to consider its annual and quarterly consolidated financial statements and notes related thereto in their entirety, as filed with the Securities and Exchange Commission, and not to rely on any single financial measure. A reconciliation of the GAAP financial measures to comparable non-GAAP financial measures is presented below. There were no held-to-maturity securities held at December 31, 2025, resulting in the non-GAAP TCE ratio being equal to the GAAP TCE ratio.

Reconciliation of GAAP and Non-GAAP Financial Measures

(in thousands, unaudited)		December 31, 2025	December 31, 2024
Tangible Common Equity - Bancorp
Total stockholders' equity		$394,654	435,407
Goodwill and core deposit intangible		(74,670)	(75,546)
Total TCE	a	319,984	359,861
Unrealized losses on HTM securities, net of tax[1]		—	(89,171)
Unrealized losses on HTM securities included in AOCI, net of tax[2]		—	7,701
TCE, net of unrealized losses on HTM securities (non-GAAP)	b	$319,984	278,391
Total assets		$3,904,778	3,701,335
Goodwill and core deposit intangible		(74,670)	(75,546)
Total tangible assets	c	3,830,108	3,625,789
Unrealized losses on HTM securities, net of tax[1]		—	(89,171)
Unrealized losses on HTM securities included in AOCI, net of tax[2]		—	7,701
Total tangible assets, net of unrealized losses on HTM securities (non-GAAP)	d	$3,830,108	$3,544,319
Bancorp TCE ratio	a / c	8.35%	9.93%
Bancorp TCE ratio, net of unrealized losses on HTM securities (non-GAAP)	b / d	8.35%	7.85%
Tangible Book Value Per Share
Common shares outstanding	e	16,103	16,089
Book value per share		$24.51	$27.06
Tangible book value per share	a / e	$19.87	$22.37
[1] There were no held-to-maturity securities as of December 31, 2025. Unrealized losses on held-to-maturity securities as of December 31, 2024 were $126.6 million including the unrealized losses that resulted from the transfer of securities from AFS to HTM, net of an estimated $37.4 million in deferred tax benefits based on a blended state and federal statutory tax rate of 29.56%. [2] The remaining unrealized losses that resulted from the transfer of securities from AFS to HTM, as of December 31, 2024, net of an estimated $3.2 million, in deferred tax benefits based on a blended state and federal statutory tax rate of 29.56% are added back as they are already included in AOCI.

(in thousands, except per share amounts; unaudited)	Years ended
Net (loss) income	December 31, 2025	December 31, 2024
Net (loss) income (GAAP)	$(35,675)	$(8,409)
Adjustments:
Losses on sale of investment securities from portfolio repositioning	88,202	32,541
Related income tax benefit	(26,073)	(9,619)
Adjustments, net of taxes	62,129	22,922
Comparable net income (non-GAAP)	$26,454	$14,513
Diluted (loss) earnings per share
Weighted average basic and diluted shares	15,942	16,042
Diluted (loss) earnings per share (GAAP)	$(2.24)	$(0.52)
Comparable basic earnings per share (non-GAAP)	$1.66	$0.90
Return on average assets
Average assets	$3,805,821	$3,773,882
Return on average assets (GAAP)	(0.94)%	(0.22)%
Comparable return on average assets (non-GAAP)	0.70%	0.38%
Return on average equity
Average stockholders' equity	$435,660	$435,070
Return on average equity (GAAP)	(8.19)%	(1.93)%
Comparable return on average equity (non-GAAP)	6.07%	3.34%
Return on average tangible common equity
Average goodwill and intangibles	$76,031	$75,115
Average tangible common equity	$359,629	$359,955
Return on average tangible common equity (GAAP)	(9.92)%	(2.34)%
Comparable return on average tangible common equity (non-GAAP)	7.36%	4.03%
Efficiency ratio
Non-interest expense	$81,310	$78,740
Net interest income	$106,037	$91,582
Non-interest income (GAAP)	$(76,650)	$(21,360)
Losses on sale of investment securities from portfolio repositioning	88,202	32,541
Non-interest income (non-GAAP)	$11,552	$11,181
Efficiency ratio (GAAP)	276.69%	112.13%
Comparable efficiency ratio (non-GAAP)	69.15%	76.62%

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

From time to time, we enter into interest rate swap contracts to mitigate the changes in the fair value of selected investment securities and specified long-term fixed-rate loans and firm commitments to enter into long-term fixed-rate loans caused by changes in interest rates. Refer to Note 15 in the Consolidated Financial Statements in ITEM 8 of this report.

ALCO and the Board of Directors review our exposure to interest rate risk at least quarterly. We use simulation models to measure interest rate risk and to evaluate strategies to improve profitability in the context of policy guidelines. A simplified statement of condition is prepared on a quarterly basis as a starting point, using instrument level data of our actual loans, investments, borrowings and deposits as inputs. If potential changes to net equity value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, management may adjust the asset and liability mix to bring the risk position within approved limits or take other actions. Governing policies are subject to review by regulators and are updated to incorporate their observations and adapt to changes in idiosyncratic and systemic risks. As of December 31, 2025, interest rate risk was within the policy guidelines established by ALCO and the Board.

Immediate Changes in Interest Rates (in basis points)	Estimated Change in Net Interest Income in Year 1, as Percent of Net Interest Income	Estimated Change in Net Interest Income in Year 2, as Percent of Net Interest Income
As of December 31, 2025, our interest rate risk position was within the policy guidelines established by ALCO and the Board based on an assessment that was completed before the reclassification of certain reciprocal network deposits from noninterest-bearing to interest-bearing. The results from an updated assessment, which will include the reclassification, are expected to be released in late April 2026 as part of our first quarter earnings release materials and preliminary calculations suggest that we should remain in compliance with policy guidelines.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Bank of Marin Bancorp

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of condition of Bank of Marin Bancorp (the “Company”) as of December 31, 2025, and 2024, the related consolidated statements of comprehensive (loss) income, changes in stockholders’ equity and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Restatement of Previously Issued Financial Statements

As discussed in Note 19 to the consolidated financial statements, the 2024 consolidated financial statements have been restated.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

Management did not design and implement adequate control activities related to the accounting for and classification of certain reciprocal network deposits and transactions.

We considered the material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2025, and our opinion on such consolidated financial statements was not affected.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses on Loans

Critical Audit Matter Description

As described in Note 1 and Note 3 to the consolidated financial statements, the allowance for credit losses on loans at December 31, 2025, was $30.1 million on a total loan portfolio of $2.1 billion. The allowance for credit losses provides an estimate of lifetime expected losses in the loan portfolio. The measurement of expected credit losses is based on relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets.

We identified the qualitative internal and external risk factors used in the allowance for credit losses on loans as a critical audit matter. The principal considerations for our determination of this component of the allowance for credit losses on loans as a critical audit matter are subjectivity of the estimation and application of qualitative internal and external risk factors used in the calculation. The qualitative internal and external risk factors are used to adjust for differences in segment-specific risk characteristics or conditions that differ from those that existed during the historical period for which the probability of default and loss given default factors were developed. Auditing management’s judgements regarding the qualitative internal and external risk factors applied to the allowance for credit losses on loans involved especially challenging and subjective auditor judgments when performing audit procedures and evaluating the results of those procedures.

How We Addressed the Matter in Our Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included evaluating the design and testing the operating effectiveness of internal controls related to the Company’s calculation of the allowance for credit losses on loans, including controls over the qualitative internal and external risk factors utilized. Our audit procedures related to the matter included the following, among others:

•Evaluating the appropriateness of the methodology used in the calculation of the allowance for credit losses on loans, as well as testing completeness and accuracy of the data used in the calculation, application of the qualitative internal and external risk factors determined by management and used in the calculation, and verifying calculations in the allowance for credit losses on loans.
•Obtaining management’s analysis of qualitative internal and external risk factors and evaluating the reasonableness of the assumptions used in determining the qualitative factor adjustments.

/s/ Baker Tilly US, LLP

Portland, Oregon
March 13, 2026

We have served as the Company’s auditors since 2004.

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CONDITION
As of December 31, 2025 and 2024

(in thousands, except share data)	2025	2024
		(As Restated)
Assets
Cash, cash equivalents and restricted cash	$225,303	$137,304
Investment securities:
Held-to-maturity, at amortized cost (net of zero allowance for credit losses at December 31, 2025 and 2024)	—	879,199
Available-for-sale, at fair value (net of zero allowance for credit losses at December 31, 2025 and 2024)	1,327,812	387,534
Total investment securities	1,327,812	1,266,733
Loans, at amortized cost	2,120,853	2,083,256
Allowance for credit losses on loans	(30,089)	(30,656)
Loans, net of allowance for credit losses on loans	2,090,764	2,052,600
Goodwill	72,754	72,754
Bank-owned life insurance	71,306	71,026
Operating lease right-of-use assets	22,499	19,025
Bank premises and equipment, net	8,059	6,832
Core deposit intangible, net	1,916	2,792
Interest receivable and other assets	84,365	72,269
Total assets	$3,904,778	$3,701,335
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$1,254,416	$1,274,747
Interest bearing:
Transaction accounts	417,482	323,454
Savings accounts	232,109	225,691
Money market accounts	1,305,849	1,153,746
Time accounts	205,686	242,377
Total deposits	3,415,542	3,220,015
Borrowings and other obligations	709	154
Subordinated notes, net of issuance costs	43,857	—
Operating lease liabilities	24,747	21,509
Interest payable and other liabilities	25,269	24,250
Total liabilities	3,510,124	3,265,928
Commitments and contingent liabilities (Note 12 and 17)
Stockholders' Equity
Preferred stock, no par value, Authorized - 5,000,000 shares, none issued	—	—
Common stock, no par value, Authorized - 30,000,000 shares; Issued and outstanding - 16,102,687 and 16,089,454 at December 31, 2025 and 2024, respectively	214,910	215,511
Retained earnings	198,163	249,964
Accumulated other comprehensive loss, net of tax	(18,419)	(30,068)
Total stockholders' equity	394,654	435,407
Total liabilities and stockholders' equity	$3,904,778	$3,701,335
The accompanying notes are an integral part of these consolidated financial statements.

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
Years ended December 31, 2025, 2024 and 2023

(in thousands, except per share amounts)	2025	2024	2023
		(As Revised)	(As Revised)
Interest income
Interest and fees on loans	$104,426	$101,484	$98,505
Interest on investment securities	38,467	33,075	38,660
Interest on federal funds sold and due from banks	9,535	6,714	2,329
Total interest income	152,428	141,273	139,494
Interest expense
Interest on interest-bearing transaction accounts	5,408	4,279	3,445
Interest on savings accounts	2,329	2,003	867
Interest on money market accounts	31,841	33,914	18,553
Interest on time accounts	6,436	9,254	4,715
Interest on borrowings and other obligations	9	241	11,562
Interest on subordinated notes	368	—	—
Total interest expense	46,391	49,691	39,142
Net interest income	106,037	91,582	100,352
Provision for credit losses on loans	375	5,550	2,575
Provision for (reversal of) credit losses on unfunded loan commitments	185	(233)	(342)
Net interest income after provision for (reversal of) for credit losses	105,477	86,265	98,119
Non-interest income
Wealth management and trust services	2,312	2,420	2,145
Service charges on deposit accounts	2,188	2,164	2,083
Earnings on bank-owned life insurance, net	1,779	1,714	1,488
Debit card interchange fees, net	1,612	1,701	1,831
Dividends on Federal Home Loan Bank stock	1,475	1,478	1,265
Merchant interchange fees, net	377	324	496
Earnings on bank-owned life insurance death benefits	306	—	314
Net losses on sale of investment securities	(88,202)	(32,541)	(5,893)
Other income	1,503	1,380	1,260
Total non-interest income	(76,650)	(21,360)	4,989
Non-interest expense
Salaries and employee benefits	47,458	44,683	43,448
Occupancy and equipment	8,509	8,242	8,306
Data processing	4,326	4,222	4,057
Professional services	4,301	5,129	3,598
Information technology	2,046	1,686	1,569
Federal Deposit Insurance Corporation insurance	1,807	1,863	1,878
Depreciation and amortization	1,264	1,466	2,098
Directors' expense	1,115	1,213	1,212
Amortization of core deposit intangible	875	975	1,350
Charitable contributions	657	677	717
Deposit network fees	476	448	374
Other real estate owned	—	—	48
Other expense	8,476	8,136	8,417
Total non-interest expense	81,310	78,740	77,072
(Loss) income before provision for income taxes	(52,483)	(13,835)	26,036
(Benefit from) provision for income taxes	(16,808)	(5,426)	6,141
Net (loss) income	$(35,675)	$(8,409)	$19,895
Net (loss) income per common share:
Basic	$(2.24)	$(0.52)	$1.24
Diluted	$(2.24)	$(0.52)	$1.24
Weighted average common shares:
Basic	15,942	16,042	16,012
Diluted	15,942	16,042	16,026
Comprehensive (loss) income :
Net (loss) income	$(35,675)	$(8,409)	$19,895
Other comprehensive income (loss):
Change in net unrealized losses on available-for-sale securities	10,250	(2,848)	20,358
Reclassification adjustment for losses on available-for-sale securities included in net income	88,202	32,541	8,700
Reclassification adjustment for gains or losses for fair value hedges	—	1,359	(1,359)
Net unrealized losses on securities transferred from held-to-maturity to available-for-sale	(92,842)	—	—
Amortization of net unrealized loss on AFS securities transferred to HTM	10,932	1,504	1,743
Other comprehensive income, before tax	16,542	32,556	29,442
Deferred tax expense	4,893	9,618	8,702
Other comprehensive income, net of tax	11,649	22,938	20,740
Total comprehensive (loss) income	$(24,026)	$14,529	$40,635
The accompanying notes are an integral part of these consolidated financial statements.

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years ended December 31, 2025, 2024 and 2023

(in thousands, except share data)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total
	Shares	Amount
Balance at December 31, 2022	16,029,138	$215,057	$270,781	$(73,746)	$412,092
Net income	—	—	19,895	—	19,895
Other comprehensive income, net of tax	—	—	—	20,740	20,740
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	11,530	230	—	—	230
Stock issued under employee stock purchase plan	2,527	46	—	—	46
Stock issued under employee stock ownership plan	58,400	1,315	—	—	1,315
Restricted stock granted	61,978	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(2,498)	(70)	—	—	(70)
Restricted stock forfeited / cancelled	(21,024)	—	—	—	—
Stock-based compensation - stock options	—	181	—	—	181
Stock-based compensation - restricted stock	—	341	—	—	341
Cash dividends paid on common stock ($1.00 per share)	—	—	(16,106)	—	(16,106)
Stock issued in payment of director fees	18,362	398	—	—	398
Balance at December 31, 2023	16,158,413	$217,498	$274,570	$(53,006)	$439,062
Net loss	—	—	(8,409)	—	(8,409)
Other comprehensive income, net of tax	—	—	—	22,938	22,938
Stock issued under employee stock purchase plan	2,184	38	—	—	38
Stock issued under employee stock ownership plan	60,800	1,149	—	—	1,149
Restricted stock granted	106,964	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(3,798)	(64)	—	—	(64)
Restricted stock forfeited / cancelled	(42,396)	—	—	—	—
Stock-based compensation - stock options	—	50	—	—	50
Stock-based compensation - restricted stock	—	580	—	—	580
Cash dividends paid on common stock ($1.00 per share)	—	—	(16,197)	—	(16,197)
Stock issued in payment of director fees	27,287	513	—	—	513
Stock repurchased, including commissions	(220,000)	(4,253)	—	—	(4,253)
Balance at December 31, 2024	16,089,454	$215,511	$249,964	$(30,068)	$435,407
Net loss	—	—	(35,675)	—	(35,675)
Other comprehensive income, net of tax	—	—	—	11,649	11,649
Stock issued under employee stock purchase plan	1,539	35	—	—	35
Stock issued under employee stock ownership plan	65,150	1,476	—	—	1,476
Restricted stock granted	98,620	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(4,325)	(103)	—	—	(103)
Restricted stock forfeited / cancelled	(17,514)	—	—	—	—
Stock-based compensation - stock options	—	5	—	—	5
Stock-based compensation - restricted stock	—	810	—	—	810
Cash dividends paid on common stock ($1.00 per share)	—	—	(16,126)	—	(16,126)
Stock issued in payment of director fees	19,763	469	—	—	469
Stock repurchased, including commissions	(150,000)	(3,293)	—	—	(3,293)
Balance at December 31, 2025	16,102,687	$214,910	$198,163	$(18,419)	$394,654

The accompanying notes are an integral part of these consolidated financial statements.

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2025, 2024 and 2023

(in thousands)	2025	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(35,675)	$(8,409)	$19,895
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for credit losses on loans	375	5,550	2,575
Provision for (reversal of) credit losses on unfunded loan commitments	185	(233)	(342)
Noncash contribution expense to employee stock ownership plan	1,476	1,149	1,315
Noncash director compensation expense	469	513	398
Stock-based compensation expense	815	630	522
Amortization of core deposit intangible	875	975	1,350
Amortization of investment security premiums, net of accretion of discounts	734	2,536	6,897
(Accretion of discounts) amortization of premiums on acquired loans, net	(134)	(236)	(573)
Accretion of discount on subordinated notes	22	—	—
Issuance costs offset to subordinated notes	(1,165)	—	—
Net change in deferred loan origination costs/fees	302	120	(836)
Write-down of other real estate owned	—	—	40
Net losses on sale of investment securities	88,202	32,541	5,893
Depreciation and amortization	1,264	1,466	2,098
Loss on disposal of premises and equipment	9	—	—
Earnings on bank-owned life insurance policies	(1,779)	(1,714)	(1,488)
Earnings on bank-owned life insurance death benefits	(306)	—	(314)
Net changes in:
Net changes in interest receivable and other assets	(17,181)	(6,695)	(4,149)
Net changes in interest payable and other liabilities	588	172	2,378
Total adjustments	74,751	36,774	15,764
Net cash provided by operating activities	39,076	28,365	35,659
Cash Flows from Investing Activities:
Proceeds from sale of premises and equipment	—	21	—
Purchase of available-for-sale securities	(1,068,748)	(163,769)	—
Proceeds from sale of available-for-sale securities	167,017	292,621	205,795
Proceeds from sale of available-for-sale securities transferred from held-to-maturity	523,688	—	—
Proceeds from paydowns/maturities of held-to-maturity securities	82,081	46,551	47,170
Proceeds from paydowns/maturities of available-for-sale securities	162,491	31,210	59,316
Proceeds from sale of Visa Inc. Class B restricted common stock	—	—	2,807
(Increase) decrease in loans receivable, net	(38,270)	26,150	16,945
Purchased loans	(226)	(35,874)	—
Proceeds from sale of loan	—	—	3,263
Purchase of bank-owned life insurance policies	—	(1,211)	—
Proceeds from bank-owned life insurance policies	1,805	—	766
Purchase of premises and equipment	(1,819)	(520)	(1,749)
Proceeds from sale of other real estate owned	—	—	420
Cash paid for low income housing tax credit investment	(10)	(5)	(42)
Net cash provided by (used in) investing activities	(171,991)	195,174	334,691
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	195,527	(70,060)	(283,273)
Repayment of proceeds from short-term borrowings, net	—	(26,000)	(86,000)
Repayment of finance lease obligations	(126)	(152)	(148)
Proceeds from issuance of subordinated notes	45,000	—	—
Proceeds from stock options exercised	—	—	230
Restricted stock surrendered for tax withholdings upon vesting	(103)	(64)	(70)
Cash dividends paid on common stock	(16,126)	(16,197)	(16,106)
Stock repurchased, including commissions	(3,293)	(4,253)	—
Proceeds from stock issued under employee and director stock purchase plans	35	38	46
Net cash (used in) provided by financing activities	220,914	(116,688)	(385,321)
Net (decrease) increase in cash, cash equivalents and restricted cash	87,999	106,851	(14,971)
Cash, cash equivalents and restricted cash at beginning of period	137,304	30,453	45,424
Cash, cash equivalents and restricted cash at end of period	$225,303	$137,304	$30,453
Supplemental disclosure of cash flow information:
Interest paid on deposits and borrowings	$43,143	$46,359	$34,038
Income taxes paid, net of refunds	$429	$2,245	$8,428
Supplemental disclosure of noncash investing and financing activities:
Change in net unrealized gains or losses on available-for-sale securities	$10,250	$(2,848)	$20,358
Stock issued to employee stock ownership plan
Amortization of net unrealized loss on AFS securities transferred to HTM	$10,932	$1,504	$1,743
Transfer of loan to loans held-for-sale	$—	$—	$3,263
Restricted cash [1]	$—	$—	$330
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

Segment revenue, profit or loss, significant segment expenses and other segment items	December 31, 2025	December 31, 2024	December 31, 2023
(in thousands)
Community banking segment:
Interest income	$152,428	$141,273	$139,494
Non-interest income	(78,962)	(23,780)	2,844

Reconciliation of income
All other income[1]	2,312	2,420	2,145
Total consolidated income	75,778	119,913	144,483

Less:[2]
Total interest expense	46,391	46,613	39,142
Provision for credit losses on loans	375	5,550	2,575
Reversal of credit losses on unfunded loan commitments	185	(233)	(342)
Non-interest expense
Salaries and employee benefits	46,636	43,794	42,671
Occupancy and equipment	8,506	8,240	8,304
Data processing	4,126	4,032	3,879
Professional services	3,646	4,562	3,086
Information technology	2,046	1,686	1,569
Federal Deposit Insurance Corporation insurance	1,807	1,863	1,878
Depreciation and amortization	1,264	1,465	2,097
Directors' expense	1,115	1,213	1,212
Amortization of core deposit intangible	875	975	1,350
Charitable contributions	657	677	717
Deposit network fees	476	448	374
Other real estate owned	—	—	48
Other expense	8,421	8,068	8,357
Segment (loss) income	(50,748)	(9,040)	27,566

Reconciliation of segment (loss) income
All other loss[1]	(1,735)	(1,717)	(1,530)
Loss before income taxes	$(52,483)	$(10,757)	$26,036
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

Accounting Changes and Reclassifications: Prior financial statements have been adjusted in this document to include the reclassification of a portion of deposit network fees within non-interest expense to deposit interest expense, as noted in the Explanatory Note in Part I and in Note 19, Restatement of Prior Period Financial Statements.

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

Investment Securities: Investment securities are classified as "held-to-maturity" or "HTM," "trading securities" or "available-for-sale" or "AFS." Investments classified as held-to-maturity are those that we have the ability and intent to hold until maturity and are reported at cost, adjusted for the amortization or accretion of premiums or discounts.

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

Prior to the balance sheet repositioning in the fourth quarter of 2025, securities transferred from the available-for-sale category to the held-to-maturity category were recorded at fair value at the date of transfer and the unrealized holding gains or losses on the dates of the transfer of securities from available-for-sale to held-to-maturity were included in the balance of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets and amortized over the life of the securities. After the repositioning, investments previously classified as held-to-maturity and reclassified as available-for-sale are recorded at fair value, and the unrealized gains or losses are included in the balance of accumulated other comprehensive income (loss), net of tax. Subsequent to the sale of a portion of these securities, the remaining balance of the unrealized holding gains or losses on the date of the original transfer held within accumulated other comprehensive income (loss) was realized.

Non-marketable equity securities include stock held for membership and regulatory purposes, such as Federal Home Loan Bank ("FHLB") stock and other non-marketable equity securities. These securities are accounted for at cost, evaluated for impairment as of each reporting period, and included in interest receivable and other assets on the consolidated statements of condition. During 2023, the Bank sold its remaining investment in Visa Inc. Class B restricted common stock, as discussed in Note 2 - Investment securities. As of December 31, 2025 and 2024 our investment in FHLB stock was carried at cost, as there was no impairment or changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Both cash and stock dividends from the FHLB are reported as non-interest income.

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

There were no material changes to the ACL methodology during 2025. However, assumptions that mainly influenced management's current estimate of the expected credit losses were primarily adjustments to qualitative risk factors from continued uncertainty about inflation and recession risks and other external factors on both our non-owner-occupied commercial real estate and construction portfolios, loan and collateral concentration risks in our construction and commercial real estate portfolios, heightened portfolio management in light of current economic conditions, and continued negative trends in adversely graded loans and/or collateral values for our non-owner occupied commercial real estate office and multi-family real estate portfolios. Other elements of the estimated current expected credit losses included increased allowances for individually analyzed loans exhibiting unique credit risk characteristics and a slight increase in Moody's Analytics' Baseline Forecast of California's unemployment rate, partially offset by the impact of an overall decrease in loans. While we believe we use the best information available to determine the allowance for credit losses, our results of operations could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance. Our ACL model is sensitive to changes in unemployment rate forecasts and certain other assumptions that could result in material fluctuations in the allowance for credit losses and adversely affect our financial condition and results of operations.

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

Transfers of Financial Assets: We have entered into certain loan participation agreements with other organizations. We account for these transfers of financial assets as sales when control over the transferred financial assets has been surrendered. Control over transferred assets is deemed to be surrendered when 1) the assets and liabilities have been isolated from us, 2) the transferee has the right to pledge or exchange the assets (or beneficial interests) it received, free of conditions that constrain it from taking advantage of that right, beyond a trivial benefit and 3) we do not maintain effective control over the transferred financial assets or third-party beneficial interests related to those transferred assets. Transfers of a portion of a loan must meet the criteria of a participating interest. If it does not meet the criteria of a participating interest, the transfer must be accounted for as a secured borrowing. In order to meet the criteria for a participating interest, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, and the loan holders must have no recourse to the transferor other than standard representations and warranties and no loan holder has the right to pledge or exchange the entire loan. We recognized no gains or losses on the sale of these participation interests in 2025, 2024 and 2023.

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

Goodwill and Other Intangible Assets: Goodwill arises from the acquisition method of accounting for business combinations and represents the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is deemed to have an indefinite life, is not subject to amortization, and as such is tested for impairment at least annually or more frequently if events and circumstances lead management to believe the value of goodwill may be impaired. Goodwill is the only intangible asset with an indefinite life recorded in the Company’s consolidated statements of financial condition. Impairment testing is performed at the reporting unit level, which management considered to be the Community Banking Segment at December 31, 2025.

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

The Company performs its annual goodwill impairment test as of November 30th each year. The results indicated that goodwill was not impaired as of November 30, 2025, and there were no changes to our assessment through December 31, 2025. In addition, the Company recorded no goodwill impairment for the year ended December 31, 2024 or 2023.

Core deposit intangibles ("CDI") arising from the acquisition of other financial institutions are considered to have definite useful lives and are amortized on an accelerated method over their estimated useful life of ten years. At December 31, 2025, the future estimated amortization expense for the CDI arising from our past acquisitions was as follows:

(in thousands)	2026	2027	2028	2029	2030	Thereafter	Total
Core deposit intangible amortization	$773	$634	$242	$165	$102	$—	$1,916

The CDI represents the estimated future benefit of deposits related to an acquisition and is recorded separately from the related deposits and evaluated at least annually or when events and circumstances change. We recorded no impairment adjustments for the CDI in 2025, 2024 and 2023.

Other Real Estate Owned ("OREO"): OREO is comprised of property acquired through a business combination, foreclosure, in substance repossession or acceptance of deeds-in-lieu of foreclosure when the related loan receivable is de-recognized. OREO is recorded at fair value of the collateral less estimated costs to sell, establishing a new cost basis, and subsequently accounted for at the lower of cost or fair value less estimated costs to sell. Any shortfall of collateral value from the recorded investment of the related loan is recognized as loss at the time of foreclosure and is charged against the allowance for loan losses. Fair value of collateral is generally based on an independent appraisal of the property. Revenues and expenses associated with OREO, and subsequent adjustments to the fair value of the property and to the estimated costs of disposal, are realized and reported as a component of non-interest income and expense when incurred. We recorded a $40 thousand valuation adjustment to OREO in 2023 and no adjustment in 2025 and 2024. In July 2023, the Bank completed the sale of its only OREO property.

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

Employee Stock Ownership Plan (“ESOP”): We recognize compensation cost for ESOP contributions when funds become committed for the purchase of Bancorp's common shares into the ESOP in the year in which the employees render service entitling them to the contribution. If we contribute stock, the compensation cost is the fair value of the shares when they are committed to be released (i.e., when the number of shares becomes known and formally approved). In 2025, 2024 and 2023, Bancorp only made stock contributions to the ESOP.

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

(in thousands, except per share data)	2025	2024	2023
Weighted average basic common shares outstanding	15,942	16,042	16,012
Potentially dilutive common shares related to:
Stock options	—	—	3
Unvested restricted stock awards	—	—	11
Weighted average diluted common shares outstanding	15,942	16,042	16,026
Net (loss) income	$(35,675)	$(8,409)	$19,895
Basic EPS	$(2.24)	$(0.52)	$1.24
Diluted EPS	$(2.24)	$(0.52)	$1.24
Weighted average anti-dilutive common shares not included in the calculation of diluted EPS	252	368	364
[1] Because Bancorp was in a net loss position for the years ended December 31, 2025 and 2024, diluted net loss per share is the same as basic net loss per share, as the inclusion of potentially dilutive common shares would have been anti-dilutive.

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

For further detail, refer to Note 15, Derivative Financial Instruments and Hedging Activities.

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

Advertising Costs: Advertising costs are expensed as incurred. For the years ended December 31, 2025, 2024, and 2023, advertising costs totaled $1.0 million, $1.1 million, and $1.2 million, respectively.

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

Fair Value Measurements: We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. We base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., exit price notion) reflecting factors such as a liquidity premium. Securities available-for-sale and derivatives are recorded at fair value on a recurring basis. Equity investments that do not have readily determinable fair values are recorded at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. FHLB stock was carried at cost as of December 31, 2025, as there was no impairment or changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Additionally, from time to time, we may be required to record certain assets and liabilities at fair value on a non-recurring basis, such as purchased loans and acquired deposits recorded at acquisition date, certain collateral dependent loans, other real estate owned and securities held-to-maturity that are other-than-temporarily impaired. These non-recurring fair value adjustments typically involve write-downs of individual assets due to application of lower-of-cost or market accounting.

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

Accounting Standards Adopted in 2025

In December 2023, the Financial Accounting Standards Board "FASB" issued Accounting Standards Update "ASU" No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require disaggregated information about the effective tax rate reconciliation and additional disclosures on reconciling items and taxes paid that meet a quantitative threshold. The amendments are effective for annual reporting periods beginning after December 15, 2024, and may be adopted either prospectively or retrospectively. We adopted ASU No. 2023-09 prospectively in the fourth quarter of 2025. This ASU only impacted the Company's income tax disclosures and consequently, the adoption of this ASU did not have a material impact on the Company's business operations or Consolidated Statements of Financial Condition.
Accounting Standards Not Yet Adopted
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The

amendments are intended to improve income statement expense disclosure requirements, primarily through enhanced disclosures about certain costs and expenses included in income statement expense captions. The amendments are effective for annual reporting periods beginning after December 15, 2026 (i.e., year ended December 31, 2027 Form 10-K) and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the amendments on its financial statement disclosures, and does not expect the adoption to have a material impact on its business operations or Consolidated Statements of Financial Condition.

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

In November 2025, the FASB issued ASU 2025-08 Financial Instruments - Credit Losses (Topic 326) related to accounting for credit losses on purchased loans. This guidance requires the allowance established for certain loans that are acquired without credit deterioration, excluding credit cards, be offset by an increase in the basis of the acquired loans at acquisition. ASU 2025-08 is effective for the Company's annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, and should be applied prospectively to loans that are acquired on or after the initial application date. Early adoption is permitted, The Company is evaluating the impact of this update on its financial statements and related disclosures, and does not expect the adoption to have a material impact on its business operations or Consolidated Statements of Financial Condition.

In December 2025, the FASB issued ASU 2025-11 Interim Reporting (Topic 270) related to interim disclosure requirements. The amendments in this update clarify current interim disclosure requirements and provide a comprehensive list of required interim disclosures. The update also incorporates a disclosure principle that requires entities to disclose material events that occur after the end of the last annual reporting period. This update is effective for interim periods within annual periods beginning after December 15, 2027 and early adoption is permitted. The Company is currently evaluating the impact that the adoption of this new standard on its financial statements and related disclosures, and does not expect the adoption to have a material impact on its business operations or Consolidated Statements of Financial Condition.

Note 2:  Investment Securities

Our investment securities portfolio consists of obligations of state and political subdivisions, U.S. federal government agencies, such as the Government National Mortgage Association ("GNMA"), and U.S. government-sponsored enterprises ("GSEs"), such as the Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC"), Federal Farm Credit Banks Funding Corporation and FHLB. We also invest in residential and commercial mortgage-backed securities ("MBS"/"CMBS") and collateralized mortgage obligations ("CMOs") issued or guaranteed by the GSEs, as reflected in the following table.

The Bank did not hold any HTM securities at December 31, 2025. In the fourth quarter of 2025, the Bank completed a balance sheet repositioning and reclassified its HTM portfolio into AFS. The Bank then sold securities with a book value of $593.2 million at a pre-tax loss of $69.5 million. A summary of the amortized cost, fair value and allowance for credit losses related to securities held-to-maturity as of December 31, 2024 is presented below.

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
[1] Amortized cost and fair values exclude accrued interest receivable of $3.4 million at December 31, 2024, which is included in interest receivable and other assets in the consolidated statements of condition.

The following table summarizes the amortized cost of our portfolio of held-to-maturity securities issued by states and political subdivisions and corporate bonds by Moody's and/or Standard & Poor's bond ratings as of December 31, 2024.

	Obligations of state and political subdivisions	Corporate bonds
(in thousands)	December 31, 2024	December 31, 2024
Aaa / AAA	$42,161	$—
Aa1 / AA+	19,399	—
A2 / A	—	30,000
Total	$61,560	$30,000

A summary of the amortized cost, fair value and allowance for credit losses related to securities available-for-sale as of December 31, 2025 and 2024 is presented below.

Available-for-sale:	Amortized Cost [1]	Gross Unrealized		Allowance for Credit Losses	Fair Value
(in thousands)		Gains	(Losses)
December 31, 2025
Securities of U.S. government-sponsored enterprises:
CMBS issued by FHLMC, FNMA and GNMA	$470,598	$1,052	$(12,347)	$—	$459,303
CMOs issued by FHLMC, FNMA and GNMA	208,752	818	(949)	—	208,621
MBS pass-through securities issued by FHLMC, FNMA and GNMA	583,409	1,639	(2,742)	—	582,306
Debentures of government- sponsored agencies	29,988	—	(6,294)	—	23,694
Obligations of state and political subdivisions	61,214	—	(7,326)	—	53,888
Total available-for-sale	$1,353,961	$3,509	$(29,658)	$—	$1,327,812
December 31, 2024
Securities of U.S. government-sponsored enterprises:
CMBS issued by FHLMC, FNMA and GNMA	$222,862	$154	$(4,977)	$—	$218,039
CMOs issued by FHLMC, FNMA and GNMA	42,432	28	(6,321)	—	36,139
MBS pass-through securities issued by FHLMC, FNMA and GNMA	30,498	2	(4,840)	—	25,660
SBA-backed securities	331	—	(23)	—	308
Debentures of government- sponsored agencies	8,971	—	(1,761)	—	7,210
U.S. Treasury securities	12,020	—	(1,205)	—	10,815
Obligations of state and political subdivisions	96,178	—	(12,464)	—	83,714
Corporate bonds	6,000	—	(351)	—	5,649
Asset-backed securities	—	—	—	—	—
Total available-for-sale	$419,292	$184	$(31,942)	$—	$387,534
[1] Amortized cost and fair value exclude accrued interest receivable of $4.8 million and $1.7 million at December 31, 2025 and 2024, respectively, which is included in interest receivable and other assets in the consolidated statements of condition.

The amortized cost and fair value of investment debt securities by contractual maturity at December 31, 2025 and 2024 are shown below. Expected maturities may differ from contractual maturities if the issuers of the securities have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2025				December 31, 2024
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$21,905	$21,884	$36,476	$36,380	$99,431	$99,258
After one but within five years	—	—	277,409	277,643	118,590	110,857	106,986	103,058
After five years through ten years	—	—	366,118	364,430	229,040	191,328	75,429	67,940
After ten years	—	—	688,529	663,855	495,093	424,970	137,446	117,278
Total	$—	$—	$1,353,961	$1,327,812	$879,199	$763,535	$419,292	$387,534

Sales of investment securities and gross gains and losses for the years ended December 31, 2025, 2024 and 2023 are shown in the following table.

(in thousands)	2025	2024	2023
Available-for-sale:
Sales proceeds	$690,705	$292,621	$205,795
Gross realized gains	$—	$—	$5
Gross realized losses	$(88,202)	$(32,541)	$(8,705)
Sale of equity securities: [1]
Sales proceeds	$—	$—	$2,807
Gross realized gain	$—	$—	$2,807
1 Refer to VISA Inc. Class B Common Stock section below for more information.

The reported values of pledged investment securities are shown in the following table (which includes both encumbered and unencumbered securities).

(in thousands)	December 31, 2025	December 31, 2024
Pledged to the State of California:
Secure public deposits in compliance with the Local Agency Security Program	$311,543	$288,385
Collateral for trust deposits	1,010	1,284
Collateral for Wealth Management and Trust Services checking account	1,260	895
Total investment securities pledged to the State of California	313,813	290,564
Bankruptcy trustee deposits pledged with Federal Reserve Bank	1,992	651
Pledged to FHLB Securities-Backed Credit Program	224,787	284,148
Pledged to the Federal Reserve Discount Window	297,610	365,759
Total pledged investment securities	$838,202	$941,122

There were 114 and 269 securities in unrealized loss positions at December 31, 2025 and 2024, respectively. Those securities are summarized and classified according to the duration of the loss period in the tables below.

December 31, 2025	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale:
CMBS issued by FHLMC, FNMA and GNMA	$142,774	$(218)	$108,282	$(12,129)	$251,056	$(12,347)
CMOs issued by FHLMC, FNMA and GNMA	27,833	(165)	36,861	(784)	64,694	(949)
MBS pass-through securities issued by FHLMC, FNMA and GNMA	113,487	(386)	13,574	(2,356)	127,061	(2,742)
Debentures of government-sponsored agencies	—	—	23,693	(6,294)	23,693	(6,294)
Obligations of state and political subdivisions	247	(3)	50,616	(7,323)	50,863	(7,326)
Total available-for-sale	$284,341	$(772)	$233,026	$(28,886)	$517,367	$(29,658)

December 31, 2024	< 12 continuous months		> 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
CMBS issued by FHLMC, FNMA and GNMA	$—	$—	$208,110	$(34,449)	$208,110	$(34,449)
CMOs issued by FHLMC, FNMA and GNMA	18,451	(1,623)	172,805	(16,869)	191,256	(18,492)
MBS pass-through securities issued by FHLMC, FNMA and GNMA	3,487	(150)	157,959	(30,792)	161,446	(30,942)
SBA-backed securities	—	—	1,452	(61)	1,452	(61)
Debentures of government-sponsored agencies	—	—	118,737	(22,694)	118,737	(22,694)
Obligations of state and political subdivisions	5,558	(44)	47,661	(8,297)	53,219	(8,341)
Corporate bonds	—	—	29,315	(685)	29,315	(685)
Total held-to-maturity	$27,496	$(1,817)	$736,039	$(113,847)	$763,535	$(115,664)
Available-for-sale:
CMBS issued by FHLMC, FNMA and GNMA	$129,402	$(343)	$58,065	$(4,634)	$187,467	$(4,977)
CMOs issued by FHLMC, FNMA and GNMA	—	—	33,749	(6,321)	33,749	(6,321)
MBS pass-through securities issued by FHLMC, FNMA and GNMA	7	—	25,495	(4,840)	25,502	(4,840)
SBA-backed securities	—	—	309	(23)	309	(23)
Debentures of government- sponsored agencies	—	—	7,210	(1,761)	7,210	(1,761)
U.S. Treasury securities	—	—	10,815	(1,205)	10,815	(1,205)
Obligations of state and political subdivisions	—	—	83,714	(12,464)	83,714	(12,464)
Corporate bonds	—	—	5,649	(351)	5,649	(351)
Total available-for-sale	$129,409	$(343)	$225,006	$(31,599)	$354,415	$(31,942)
Total	$156,905	$(2,160)	$961,045	$(145,446)	$1,117,950	$(147,606)

As of December 31, 2025, the investment portfolio included 73 investment securities that had been in a continuous loss position for twelve months or more and 41 investment securities that had been in a loss position for less than twelve months.

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
No allowances for credit losses have been recognized on available-for-sale securities in an unrealized loss position, as management does not believe any of the securities are impaired due to credit risk factors at either December 31, 2025 or 2024. In addition, for any available-for-sale securities in an unrealized loss position at December 31, 2025 and 2024, the Bank assessed whether it intended to sell the securities, or if it was more likely than not that it would be required to sell the securities before recovery of its amortized cost basis, which would require a write-down to fair value through net income. Because the Bank did not intend to sell those securities that were in an unrealized loss position, and it was not more-likely-than-not that the Bank would be required to sell the securities before recovery of their amortized cost bases, the Bank determined that no write-down was necessary as of the reporting date.

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

Non-Marketable Securities Included in Other Assets

FHLB Capital Stock

As a member of the FHLB, we are required to maintain a minimum investment in FHLB capital stock as determined by the Board of Directors of the FHLB. The minimum investment requirements can increase in the event we increase our total asset size or borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. We held $16.7 million of FHLB stock included in other assets on the consolidated statements of condition at both December 31, 2025 and 2024. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks and do not have a readily determinable market value. Based on our analysis of FHLB’s financial condition and certain qualitative factors, we determined that the FHLB stock was not impaired at December 31, 2025 or 2024.  On February 12, 2026, FHLB announced a cash dividend for the fourth quarter of 2025 at an annualized dividend rate of 8.75% to be distributed in mid-March 2026. In addition, FHLB announced a special cash dividend on the average capital stock outstanding during the fourth quarter of 2025 at an annualized rate of 11.36% which was distributed on February 25, 2026. Cash dividends paid on FHLB capital stock are recorded as non-interest income.

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

Note 3:  Loans and Allowance for Credit Losses on Loans

The following table presents the amortized cost of loans by portfolio class as of December 31, 2025 and 2024.

	December 31,
(in thousands)	2025	2024
Commercial and industrial	$159,898	$152,263
Real estate:
Commercial owner-occupied	310,219	321,962
Commercial non-owner occupied	1,366,251	1,273,596
Construction	15,101	36,970
Home equity	99,222	88,325
Other residential	110,614	143,207
Installment and other consumer loans	59,548	66,933
Total loans, at amortized cost [1]	2,120,853	2,083,256
Allowance for credit losses on loans	(30,089)	(30,656)
Total loans, net of allowance for credit losses on loans	$2,090,764	$2,052,600
1 Amortized cost includes net deferred loan origination costs of $2.2 million and $2.5 million at December 31, 2025 and 2024, respectively. Amounts are also net of unrecognized purchase discounts of $1.3 million and $1.1 million at December 31, 2025 and 2024, respectively. Amortized cost excludes accrued interest, which totaled $6.8 million and $6.8 million at December 31, 2025 and 2024, respectively, and is included in interest receivable and other assets in the consolidated statements of condition.

Lending Risks

Concentrations of Credit: Virtually all of our loans are from customers located in Northern California. Approximately 90% and 89% of total loans were secured by real estate at December 31, 2025 and 2024, respectively. At December 31, 2025 and 2024, 79% and 77%, respectively, of our total loans were commercial real estate, the majority of which were secured by real estate located in Marin, Sonoma, San Francisco, Alameda, Napa, Sacramento, and Contra Costa counties (California).

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

The following tables present the loan portfolio by loan portfolio class, origination/renewal year and internal risk rating as of December 31, 2025 and 2024. The current year vintage table reflects gross charge-offs by portfolio class and year of origination. Generally, existing term loans that were re-underwritten are reflected in the table in the year of renewal. Lines of credit that have a conversion feature at the time of origination, such as construction to perm loans, are presented by year of origination.

(in thousands)	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
December 31, 2025	2025	2024	2023	2022	2021	Prior		Total
Commercial and industrial:
Pass and Watch	$32,723	$5,735	$15,069	$6,002	$632	$22,238	$62,490	$144,889
Special Mention	1,002	2,392	—	—	—	102	10,925	14,421
Substandard	19	520	—	—	—	—	49	588
Total commercial and industrial	$33,744	$8,647	$15,069	$6,002	$632	$22,340	$73,464	$159,898
Gross current period charge-offs	$(14)	$—	$—	$—	$—	$—	$(103)	$(117)
Commercial real estate, owner-occupied:
Pass and Watch	$25,844	$12,158	$11,858	$35,709	$42,288	$132,766	$284	$260,907
Special Mention	7,275	—	367	4,092	18,153	14,461	—	44,348
Substandard	1,513	—	—	3,137	—	314	—	4,964
Total commercial real estate, owner-occupied	$34,632	$12,158	$12,225	$42,938	$60,441	$147,541	$284	$310,219
Commercial real estate, non-owner occupied:
Pass and Watch	$238,253	$99,947	$53,969	$155,608	$189,703	$531,672	$12,022	$1,281,174
Special Mention	21,857	—	—	—	—	37,399	—	59,256
Substandard	—	—	—	—	—	25,821	—	25,821
Total commercial real estate, non-owner occupied	$260,110	$99,947	$53,969	$155,608	$189,703	$594,892	$12,022	$1,366,251
Gross current period charge-offs	$—	$—	$—	$—	$(809)	$—	$—	$(809)
Construction:
Pass and Watch	$4,602	$10,499	$—	$—	$—	$—	$—	$15,101
Total construction	$4,602	$10,499	$—	$—	$—	$—	$—	$15,101
Home equity:
Pass and Watch	$97	$44	$13	$—	$—	$630	$97,976	$98,760
Substandard	—	—	—	—	—	161	301	462
Total home equity	$97	$44	$13	$—	$—	$791	$98,277	$99,222
Other residential:
Pass and Watch	$2,971	$15,899	$15,479	$17,745	$9,280	$49,168	$—	$110,542
Substandard	—	—	72	—	—	—	—	72
Total other residential	$2,971	$15,899	$15,551	$17,745	$9,280	$49,168	$—	$110,614
Installment and other consumer:
Pass and Watch	$10,515	$13,253	$9,858	$8,057	$6,553	$9,447	$1,661	$59,344
Substandard	—	—	176	—	—	28	—	204
Total installment and other consumer	$10,515	$13,253	$10,034	$8,057	$6,553	$9,475	$1,661	$59,548
Gross current period charge-offs	$—	$—	$—	$—	$—	$(15)	$(1)	$(16)
Total loans:
Pass and Watch	$315,005	$157,535	$106,246	$223,121	$248,456	$745,921	$174,433	$1,970,717
Total Special Mention	$30,134	$2,392	$367	$4,092	$18,153	$51,962	$10,925	$118,025
Total Substandard	$1,532	$520	$248	$3,137	$—	$26,324	$350	$32,111
Totals	$346,671	$160,447	$106,861	$230,350	$266,609	$824,207	$185,708	$2,120,853
Total gross current period charge-offs	$(14)	$—	$—	$—	$(809)	$(15)	$(104)	$(942)

(in thousands)	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
December 31, 2024	2024	2023	2022	2021	2020	Prior		Total
Commercial and industrial:
Pass and Watch	$9,951	$20,282	$7,742	$1,371	$2,650	$27,487	$71,212	$140,695
Special Mention	598	—	—	—	5	221	7,286	8,110
Substandard	—	—	2,793	—	—	—	665	3,458
Total commercial and industrial	$10,549	$20,282	$10,535	$1,371	$2,655	$27,708	$79,163	$152,263
Commercial real estate, owner-occupied:
Pass and Watch	$14,638	$13,386	$43,381	$44,536	$41,160	$130,197	$169	$287,467
Special Mention	—	378	—	18,870	804	9,499	—	29,551
Substandard	—	—	2,110	—	—	2,834	—	4,944
Total commercial real estate, owner-occupied	$14,638	$13,764	$45,491	$63,406	$41,964	$142,530	$169	$321,962
Commercial real estate, non-owner occupied:
Pass and Watch	$119,053	$64,906	$162,804	$196,661	$179,060	$442,574	$9,178	$1,174,236
Special Mention	18,343	—	2,736	2,097	729	39,888	—	63,793
Substandard	—	497	—	2,127	—	32,943	—	35,567
Total commercial real estate, non-owner occupied	$137,396	$65,403	$165,540	$200,885	$179,789	$515,405	$9,178	$1,273,596
Construction:
Pass and Watch	$18,128	$—	$11,380	$—	$—	$—	$—	$29,508
Special Mention	7,462	—	—	—	—	—	—	7,462
Total construction	$25,590	$—	$11,380	$—	$—	$—	$—	$36,970
Home equity:
Pass and Watch	$94	$13	$—	$—	$—	$968	$86,337	$87,412
Substandard	—	—	—	—	—	174	739	913
Total home equity	$94	$13	$—	$—	$—	$1,142	$87,076	$88,325
Other residential:
Pass and Watch	$35,390	$17,267	$19,682	$12,989	$24,378	$33,501	$—	$143,207
Total other residential	$35,390	$17,267	$19,682	$12,989	$24,378	$33,501	$—	$143,207
Installment and other consumer:
Pass and Watch	$17,525	$15,429	$10,841	$7,798	$2,788	$10,901	$1,429	$66,711
Substandard	—	—	—	207	—	15	—	222
Total installment and other consumer	$17,525	$15,429	$10,841	$8,005	$2,788	$10,916	$1,429	$66,933
Total loans:
Pass and Watch	$214,779	$131,283	$255,830	$263,355	$250,036	$645,628	$168,325	$1,929,236
Total Special Mention	$26,403	$378	$2,736	$20,967	$1,538	$49,608	$7,286	$108,916
Total Substandard	$—	$497	$4,903	$2,334	$—	$35,966	$1,404	$45,104
Totals	$241,182	$132,158	$263,469	$286,656	$251,574	$731,202	$177,015	$2,083,256

The following table shows the amortized cost of loans by portfolio class, payment aging and non-accrual status as of December 31, 2025 and 2024.

Loan Aging Analysis by Portfolio Class
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, non-owner occupied	Construction	Home equity	Other residential	Installment and other consumer	Total
December 31, 2025
30-59 days past due	$76		$—	$—	$381	$—	$1,070	$1,527
60-89 days past due	66	—	1,250	—	—	—	—	1,316
90 days or more past due [1]	19	77	8,118	—	—	72	204	8,490
Total past due	161	77	9,368	—	381	72	1,274	11,333
Current	159,737	310,142	1,356,882	15,102	98,841	110,542	58,274	2,109,520
Total loans [1]	$159,898	$310,219	$1,366,250	$15,102	$99,222	$110,614	$59,548	$2,120,853
Non-accrual loans [2]	$524	$314	$25,387	$—	$401	$72	$204	$26,902
Non-accrual loans with no allowance	$—	$314	$8,822	$—	$401	$—	$204	$9,741
December 31, 2024
30-59 days past due	$203	$208	$718	$—	$738	$—	$415	$2,282
60-89 days past due	—	559	—	—	186	—	7	752
90 days or more past due [1]	2,793	113	10,742	—	248	—	8	13,904
Total past due	2,996	880	11,460	—	1,172	—	430	16,938
Current	149,267	321,082	1,262,136	36,970	87,153	143,207	66,503	2,066,318
Total loans [1]	$152,263	$321,962	$1,273,596	$36,970	$88,325	$143,207	$66,933	$2,083,256
Non-accrual loans [2]	$2,845	$1,537	$28,525	$—	$752	$—	$222	$33,881
Non-accrual loans with no allowance	$—	$1,537	$497	$—	$752	$—	$207	$2,993
1 There were no non-performing loans past due more than ninety days and accruing interest at December 31, 2025 and 2024.
2 None of the non-accrual loans as of December 31, 2025 or 2024 were earning interest on a cash basis. We recognized no interest income on non-accrual loans in 2025, 2024, or 2023. Accrued interest of $53 thousand, $530 thousand, and $206 thousand was reversed from interest income for the loans that were placed on non-accrual status in 2025, 2024, and 2023, respectively.

Collateral Dependent Loans

The following table presents the amortized cost basis of individually analyzed collateral-dependent loans, which were all on non-accrual status, by portfolio class and collateral type as of December 31, 2025 and 2024.

	Amortized Cost by Collateral Type
(in thousands)	Commercial Real Estate	Residential Real Estate	Other	Total[1]	Allowance for Credit Losses
December 31, 2025
Commercial real estate, owner-occupied	314	—	—	314	—
Commercial real estate, non-owner occupied	25,387	—	—	25,387	7,226
Home equity	—	401	—	401	—
Other residential	—	72	—	72	18
Total	$25,701	$473	$—	$26,174	$7,244
December 31, 2024
Commercial and industrial	$52	$—	$—	$52	$52
Commercial real estate, owner-occupied	1,537	—	—	1,537	—
Commercial real estate, non-owner occupied	28,525	—	—	28,525	7,933
Home equity	—	752	—	752	—
Installment and other consumer	—		222	222	15
Total	$30,114	$752	$222	$31,088	$8,000
1There were no collateral-dependent residential real estate mortgage loans in process of foreclosure or in substance repossessed at December 31, 2025 and 2024.
The weighted average loan-to-value of collateral-dependent loans was approximately 106% and 115% at December 31, 2025 and 2024, respectively.

Loan Modifications to Borrowers Experiencing Financial Difficulty
The following table summarizes the amortized cost of loans as of December 31, 2025 and 2024 modified for borrowers experiencing financial difficulty during the years ended December 31, 2025 and 2024, respectively, by portfolio class and type of modification granted.

(in thousands)	Term Extension	Multiple Modifications	Total Modifications	Percent of Portfolio Class Total
December 31, 2025
Commercial and industrial	$—	$505	$505	0.3%
Commercial real estate, owner-occupied	1,513	$—	1,513	0.5%
Commercial real estate, non-owner occupied	3,371	$—	3,371	0.3%
Total	$4,884	$505	$5,389
December 31, 2024
Home equity	$188	$—	$188	0.2%
Total	$188	$—	$188

As of December 31, 2025 and 2024, there were no unfunded loan commitments for loans that were modified during the periods presented.

The following table summarizes the financial effect of loan modifications presented in the table above during the years ended December 31, 2025 and 2024 by portfolio class.

(in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in years)
Year ended December 31, 2025
Commercial and industrial	4.8%	1.7
Commercial real estate, owner-occupied	—	0.5
Commercial real estate, non-owner occupied	—	1.2
Year ended December 31, 2024
Home equity	—	6.6

The loan modifications did not significantly impact the determination of the allowance for credit losses on loans during the years ended December 31, 2025 and 2024.

The Bank closely monitors the performance of the modified loans to understand the effectiveness of its modification efforts. The following table summarizes the amortized cost and payment status of loans as of December 31, 2025 and 2024 that were modified during the years ended December 31, 2025 and 2024, respectively, by portfolio class.

(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Non-Accrual
December 31, 2025
Commercial and industrial	$505	$—	$—	$—	$505	$505
Commercial real estate, owner-occupied	1,513	—	—	—	1,513	$—
Commercial real estate, non-owner occupied	3,371	—	—	—	3,371	$708
Total	$5,389	$—	$—	$—	$5,389	$1,213
December 31, 2024
Home equity	$188	$—	$—	$—	$188	$113
Total	$188	$—	$—	$—	$188	$113

There were no loans to borrowers experiencing financial difficulty that were modified within the previous twelve months that had subsequently defaulted (i.e., fully or partially charged-off or became 90 days or more past due).

Allocation of the Allowance for Credit Losses on Loans

The following table presents the details of the allowance for credit losses on loans segregated by loan portfolio class as of December 31, 2025 and 2024.

Allocation of the Allowance for Credit Losses on Loans
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, non-owner occupied	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
December 31, 2025
Modeled expected credit losses	$1,512	$1,553	$8,449	$38	$736	$1,059	$697	$—	$14,044
Qualitative adjustments	522	901	5,802	161	67	2	106	1,185	8,746
Specific allocations	55	—	7,226	—	—	18	—	—	7,299
Total	$2,089	$2,454	$21,477	$199	$803	$1,079	$803	$1,185	$30,089
December 31, 2024
Modeled expected credit losses	$759	$1,241	$7,632	$41	$620	$1,133	$625	$—	$12,051
Qualitative adjustments	672	1,120	6,528	597	64	8	268	1,255	10,512
Specific allocations	145	—	7,933	—	—	—	15	—	8,093
Total	$1,576	$2,361	$22,093	$638	$684	$1,141	$908	$1,255	$30,656

The $567 thousand decrease in the allowance for credit losses on loans in 2025 was largely due to the charge-off of $809 thousand in the first quarter of 2025 of an acquired commercial non-owner occupied real estate loan that the Bank had previously reserved $449 thousand for as of December 31, 2024. This was offset by a provision totaling $375 thousand in 2025 impacted by modest deterioration in Moody's economic forecasts, a loss driver analysis peer group update, and pooled loan growth, partially offset by qualitative risk factor improvements in areas including staff experience and classified/delinquent/non-accrual loans and specific reserve adjustments.

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

Allowance for Credit Losses on Loans Rollforward

The following table discloses activity in the allowance for credit losses for the periods presented.

Allowance for Credit Losses on Loans Rollforward
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, non-owner occupied	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
Year ended December 31, 2025
Beginning balance	$1,576	$2,361	$22,093	$638	$684	$1,141	$908	$1,255	$30,656
(Reversal) provision	630	93	193	(439)	119	(62)	(89)	(70)	375
(Charge-offs)	(117)	—	(809)	—	—	—	(16)	—	(942)
Recoveries	—	—	—	—	—	—	—	—	—
Ending balance	$2,089	$2,454	$21,477	$199	$803	$1,079	$803	$1,185	$30,089
Year ended December 31, 2024
Beginning balance	$1,712	$2,476	$14,933	$1,832	$552	$653	$976	$2,038	$25,172
(Reversal) provision	(116)	(115)	7,152	(1,194)	132	488	(14)	(783)	5,550
(Charge-offs)	(41)	—	—	—	—	—	(58)	—	(99)
Recoveries	21	—	8	—	—	—	4	—	33
Ending balance	$1,576	$2,361	$22,093	$638	$684	$1,141	$908	$1,255	$30,656
Year ended December 31, 2023
Beginning balance	$1,794	$2,487	$12,676	$1,937	$558	$595	$868	$2,068	$22,983
Provision (reversal)	(100)	395	2,257	(130)	(6)	58	131	(30)	2,575
(Charge-offs)	(11)	(406)	—	—	—	—	(24)	—	(441)
Recoveries	29	—	—	25	—	—	1	—	55
Ending balance	$1,712	$2,476	$14,933	$1,832	$552	$653	$976	$2,038	$25,172

Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $1.396 billion and $1.351 billion at December 31, 2025 and 2024, respectively. In addition, we pledged eligible TIC loans, which totaled $97.2 million and $110.0 million at December 31, 2025 and 2024, respectively, to secure our borrowing capacity with the Federal Reserve Bank ("FRB"). For additional information, see Note 7, Borrowings.

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

The following table shows changes in net loans to related parties for each of the three years ended December 31, 2025, 2024 and 2023.

(in thousands)	2025	2024	2023
Balance at beginning of year	$4,132	$5,832	$6,445
Additions	—	1,425	—
Repayments	(91)	(3,125)	(613)
Reclassified due to a change in borrower status	(416)	—	—
Balance at end of year	$3,625	$4,132	$5,832

Undisbursed commitments to related parties totaled $10 thousand and $211 thousand as of December 31, 2025 and 2024, respectively.

Note 4:  Bank Premises and Equipment

A summary of bank premises and equipment follows:

	December 31,
(in thousands)	2025	2024
Leasehold improvements	$17,442	$16,762
Furniture and equipment	10,789	10,544
Buildings	1,292	1,261
Land	1,170	1,170
Finance lease right-of-use assets [1]	766	616
Subtotal	31,459	30,353
Accumulated depreciation and amortization	(23,400)	(23,521)
Bank premises and equipment, net	$8,059	$6,832
[1] See Note 12, Commitments and Contingencies, for more information.

The amount of depreciation and amortization totaled $1.3 million, $1.5 million, and $2.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Note 5:  Bank Owned Life Insurance

We own life insurance policies on the lives of certain current and former officers designated by the Board of Directors to fund our employee benefit programs. Death benefits, including gross amounts under split dollar agreements, were estimated to be $132.7 million as of December 31, 2025. Generally, under split dollar agreements, the benefits to the employees' beneficiaries are limited to each employee's active service period. The investments in BOLI policies are reported at their cash surrender value, net of surrender charges, of $71.3 million and $71.0 million at December 31, 2025 and 2024, respectively. The cash surrender value includes both the original premiums paid for the life insurance policies and the accumulated accretion of policy income since the inception of the policies, net of mortality costs and other fees. Earnings on BOLI totaled $1.8 million, $1.7 million and $1.5 million in 2025, 2024 and 2023, respectively. Earnings for death benefit proceeds in excess of the cash surrender values of the BOLI policies of $306 thousand in 2025 and $313 thousand in 2023. There were no death benefit proceeds in 2024. We regularly monitor the financial information and credit ratings of our insurance carriers to ensure that they are creditworthy and comply with our policy.

Note 6:  Deposits

A stratification of time deposits is presented in the following table:

	December 31,
(in thousands)	2025	2024
Time deposits of less than or equal to $250 thousand	$102,371	$134,068
Time deposits of more than $250 thousand	103,315	108,309
Total time deposits	$205,686	$242,377

Interest on time deposits was $6.4 million, $9.3 million, and $4.7 million in 2025, 2024 and 2023, respectively.

Scheduled maturities of time deposits at December 31, 2025 are as follows:

(in thousands)	2026	2027	2028	2029	2030	Thereafter	Total
Scheduled time deposit maturities	$198,180	$3,486	$2,287	$802	$932	$—	$205,686

As of December 31, 2025, $311.5 million in securities were pledged as collateral for our local agency deposits.

The aggregate amount of deposit overdrafts that have been reclassified as loan balances was $282 thousand and $393 thousand at December 31, 2025 and 2024, respectively.

The Bank accepts deposits from shareholders, members of the board of directors, and employees in the normal course of business, and the terms are comparable to those with non-affiliated parties. The total deposits from board directors and their businesses, and executive officers were $13.5 million and $18.0 million at December 31, 2025 and 2024, respectively.

Note 7: Borrowings and Other Obligations

Federal Home Loan Bank: The Bank had lines of credit with the FHLB totaling $967.2 million and $948.1 million as of December 31, 2025 and 2024, respectively, based on the eligible collateral of certain loans and investment securities.

Federal Funds Lines of Credit: The Bank had unsecured lines of credit with correspondent banks for overnight borrowings totaling $140.0 million and $125.0 million as of December 31, 2025 and 2024, respectively.  In general, interest rates on these lines approximate the federal funds effective rate.

Federal Reserve Bank: The Bank had a line of credit through the Discount Window at the Federal Reserve Bank of San Francisco ("FRBSF") totaling $344.7 million as of December 31, 2025, secured by investment securities and residential loans. As of December 31, 2024, the Bank had a line of credit through the Discount Window totaling $358.0 million, secured by investment securities and residential loans.

Subordinated Notes: On November 19, 2025, the Company issued Fixed-to-Floating Subordinated Notes (“2035 Notes”) of $45.0 million with a final maturity date of December 1, 2035, to certain investors in a private placement. The 2035 Notes have an initial fixed interest rate of 6.75% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, commencing on June 1, 2026. See Note 13: Subordinated Notes.

Other Obligations: Finance lease liabilities totaling $709 thousand and $154 thousand at December 31, 2025 and 2024, respectively, are included in borrowings and other obligations in the Consolidated Statements of Condition. Refer to Note 12, Commitments and Contingencies, for additional information.

The carrying values, average balances and average rates on borrowings and other obligations as of and for the years ended December 31, 2025, 2024 and 2023 are summarized in the following table.

	2025			2024			2023
(dollars in thousands)	Carrying Value	Average Balance	Average Rate	Carrying Value	Average Balance	Average Rate	Carrying Value	Average Balance	Average Rate
FHLB short-term borrowings	$—	$—	—%	$—	$119	5.52%	$—	$164,299	5.10%
FHLB fixed-rate advances	—	—	—%	—	—	—%	—	—	—%
Federal funds lines of credit	—	—	—%	—	—	—%	—	—	—%
FRBSF advances - Discount Window	—	—	—%	—	2,680	5.42%	—	—	—%
FRBSF short-term borrowings under the BTFP	—	—	—%	—	1,607	5.00%	26,000	56,959	5.30%
Subordinated notes	43,857	5,189	6.98%	—	—	—%	—	$—	—%
Other obligations (finance leases)	709	253	3.52%	154	222	2.23%	298	$364	1.88%
Total borrowings and other obligations	$44,566	$5,442	6.82%	$154	$4,628	5.13%	$26,298	$221,623	5.15%

Note 8:  Stockholders' Equity and Stock Plans

Share-Based Awards

The 2020 Director Stock Plan (the "Plan") provides for the payment of director fees in common shares of Bancorp's common stock not to exceed 250,000 shares and a way for directors to purchase shares at fair market value. During 2025, 2024 and 2023 we issued 19,763, 27,287 and 18,362 shares of common stock, respectively, for director payments. As of December 31, 2025, 162,592 shares were available for future director fees and purchases.

The 2017 Employee Stock Purchase Plan ("ESPP") gives our employees an opportunity to purchase Bancorp's common shares through payroll deductions of between one and fifteen percent of their pay. Shares are purchased quarterly at a five percent discount from the closing market price on the last day of the quarter. As of December 31, 2025, 369,200 shares were available for future purchases under the ESPP.

Under the 2017 Equity Plan, the Compensation Committee of the Board of Directors has the discretion to determine, among other things, which employees, advisors and non-employee directors will receive share-based awards, the number and timing of awards, the vesting schedule for each award, and the type of award to be granted. As of December 31, 2025, there were 687,955 shares available for future grants to employees, advisors and non-employee directors. Options are issued at an exercise price equal to the fair value of the stock at the date of grant. Options granted to officers and employees generally vest by one-third on each anniversary of the grant for three years and expire ten years from the grant date. Options granted to non-employee directors vest immediately and expire ten years from the grant date. Stock options and restricted stock may be net settled in a cashless exercise by a reduction in the number of shares otherwise deliverable upon exercise or vesting in satisfaction of the exercise payment and/or applicable tax withholding requirements. Shares withheld under net settlement arrangements are available for future grants. The table below depicts the total number of shares, amount, and weighted average price withheld for cashless exercises in each of the respective years.

	December 31, 2025	December 31, 2024	December 31, 2023
Number of shares withheld	4,325	3,798	3,132
Total amount withheld (in thousands)	$103	$64	$86
Weighted-average price	$23.93	$16.89	$27.57

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

A summary of stock option activity for the years ended December 31, 2025, 2024, and 2023 is presented in the following table. The intrinsic value of options outstanding and exercisable is calculated as the number of in-the-money options times the difference between the market price of our stock and the exercise prices of the in-the-money options as of each year-end period presented.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at December 31, 2022	329,705	$33.22	$813		5.59
Granted	10,040	32.54		8.49
Cancelled, expired or forfeited	(23,804)	35.06
Exercised	(12,164)	20.25	88
Options outstanding at December 31, 2023	303,777	33.22	1		4.86
Exercisable (vested) at December 31, 2023	283,578	33.46	1		4.65
Options outstanding at December 31, 2023	303,777	33.22	1		4.86
Cancelled, expired or forfeited	(25,594)	29.81
Options outstanding at December 31, 2024	278,183	33.92	2		3.93
Exercisable (vested) at December 31, 2024	273,242	33.46	1		3.87
Options outstanding at December 31, 2024	278,183	33.92	2		3.93
Cancelled, expired or forfeited	(64,539)	29.61
Options outstanding at December 31, 2025	213,644	35.22	33		3.52
Exercisable (vested) at December 31, 2025	213,644	35.22	33		3.52

A summary of the options outstanding and exercisable by price range as of December 31, 2025 is presented in the following table:

	Stock Options Outstanding as of December 31, 2025			Stock Options Exercisable as of December 31, 2025
Range of Exercise Prices	Stock Options Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Stock Options Exercisable	Weighted Average Exercise Price
$10.00 - $20.00	402	1.05	$19.96	402	$19.96
$20.01 - $30.00	24,930	0.18	24.76	24,930	24.76
$30.01 - $40.00	134,914	4.10	34.54	134,914	34.54
$40.01 - $50.00	53,398	3.65	41.95	53,398	41.95
	213,644			213,644

The following table summarizes non-vested restricted stock awards and changes during the years ended December 31, 2025, 2024, and 2023.

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested awards at December 31, 2022	82,366	$36.28
Granted	61,978	27.10
Vested	(15,768)	36.24
Cancelled or forfeited	(21,024)	36.86
Non-vested awards at December 31, 2023	107,552	30.88
Granted	106,964	16.61
Vested	(20,832)	31.76
Cancelled or forfeited	(42,396)	26.97
Non-vested awards at December 31, 2024	151,288	21.77
Granted	98,620	23.96
Vested	(31,711)	23.07
Cancelled or forfeited	(17,514)	30.27
Non-vested awards at December 31, 2025	200,683	21.90

We determine the fair value of stock options at the grant date using the Black-Scholes pricing model that takes into account the stock price at the grant date, exercise price, and the following assumptions (weighted-average shown). There were no options granted during the year ended 2025 or 2024.

	Years ended December 31,
	2025	2024	2023
Risk-free interest rate	N/A	N/A	3.94%
Expected dividend yield on common stock	N/A	N/A	3.07%
Expected life in years	N/A	N/A	5.0
Expected price volatility	N/A	N/A	34.68%

The fair value of stock options as of the grant date is recorded as stock-based compensation expense in the consolidated statements of comprehensive income (loss) over the requisite service period, which is generally the vesting period, with a corresponding increase in common stock. Stock-based compensation also includes compensation expense related to the issuance of restricted stock awards. The grant-date fair value of the restricted stock awards, which equals the grant date price, is recorded as compensation expense over the requisite service period with a corresponding increase in common stock as the shares vest. Stock options and restricted stock awards issued include a retirement eligibility clause whereby the requisite service period is satisfied at the retirement eligibility date. For those awards, we accelerate the recording of stock-based compensation when the award holder is eligible to retire. However, retirement eligibility does not affect the vesting of restricted stock or the exercisability of the stock options, which are based on the scheduled vesting period. Total compensation expense for stock options and restricted stock awards was $815 thousand, $622 thousand, and $522 thousand during 2025, 2024, and 2023, respectively, and the total recognized deferred tax benefits related thereto were $242 thousand, $206 thousand, and $146 thousand, respectively.

As of December 31, 2025, there was $1.6 million of total unrecognized compensation expense related to non-vested stock options and restricted stock awards, which is expected to be recognized over a weighted-average period of approximately 2.2 years. The total grant-date fair value of stock options vested during the years ended December 31, 2025, 2024, and 2023 was $41 thousand, $100 thousand, and $255 thousand, respectively. The total grant-date fair value of restricted stock awards vested during the years ended December 31, 2025, 2024, and 2023 was $760 thousand, $355 thousand, and $428 thousand, respectively.

We record excess tax benefits (deficiencies) resulting from the exercise of non-qualified stock options, the disqualifying disposition of incentive stock options and vesting of restricted stock awards as income tax benefits (expense) in the consolidated statements of comprehensive income (loss), with a corresponding decrease (increase) to current taxes payable. In 2025 and 2023 we recognized $6 thousand and $2 thousand, respectively, in excess tax benefits recorded as a reduction to income tax expense related to these types of transactions while in 2024 we recognized none. The tax benefits realized from disqualifying dispositions of incentive stock options were recognized in tax expense to the extent of the book compensation cost recorded.

Dividends

Presented below is a summary of cash dividends paid in the years ended December 31, 2025, 2024, and 2023 to common shareholders, recorded as a reduction from retained earnings. On January 22, 2026, the Board of Directors declared a $0.25 per share cash dividend, paid on February 12, 2026 to the shareholders of record at the close of business on February 5, 2026.

	Years ended December 31,
(in thousands except per share data)	2025	2024	2023
Cash dividends to common stockholders	$16,126	$16,197	$16,106
Cash dividends per common share	$1.00	$1.00	$1.00

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

Under the California Corporations Code, payment of dividends by Bancorp to its shareholders is restricted to the amount of retained earnings immediately prior to the distribution or the amount of assets that exceeds the total liabilities immediately after the distribution. As of December 31, 2025, Bancorp's retained earnings and total assets that exceeded total liabilities were $198.2 million and $394.7 million, respectively.

Under the California Financial Code, payment of dividends by the Bank to Bancorp generally is restricted to the lesser of retained earnings or the amount of undistributed net profits of the Bank from the three most recent fiscal years. Dividends in excess of that amount may be paid with prior approval of the DFPI. Bancorp held $35.2 million in cash as of December 31, 2025, which is sufficient to meet its cash flow needs, including interest payments on subordinated notes, for the next twelve months.

Share Repurchase Program

Bancorp repurchased 150,000 shares totaling $3.3 million at an average price of $21.93 per share during the year ended December 31, 2025, under our share repurchase program. On July 24, 2025, the Board of Directors authorized the repurchase of up to $25.0 million of its common stock effective July 24, 2025 through July 31, 2027. This stock buyback program replaced the program approved in 2023 which expired July 31, 2025, under which Bancorp repurchased 320,000 shares totaling $6.4 million. Bancorp will continue to assess opportunities to utilize the new program. Bancorp repurchased 220,000 shares totaling $4.3 million at an average price of $19.21 per share in the year ended December 31, 2024, under our share repurchase program that expired on July 31, 2025.

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

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measurement Categories: Changes in Fair Value Recorded In1
December 31, 2025
Securities available for sale:
Commercial mortgage-back securities, mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$1,250,230	$—	$1,250,230	$—	OCI
Debentures of government sponsored agencies	$23,694	$—	$23,694	$—	OCI
Obligations of state and political subdivisions	$53,888	$—	$53,888	$—	OCI
Derivative financial assets (interest rate contracts)	$148	$—	$148	$—	NI
Derivative financial liabilities (interest rate contracts)	$11	$—	$11	$—	NI
December 31, 2024
Securities available for sale:
Commercial mortgage-back securities, mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$279,838	$—	$279,838	$—	OCI
SBA-backed securities	$308	$—	$308	$—	OCI
Debentures of government sponsored agencies	$7,210	$—	$7,210	$—	OCI
U.S. Treasury securities	$10,815	$10,815	$—	$—	OCI
Obligations of state and political subdivisions	$83,714	$—	$83,714	$—	OCI
Corporate bonds	$5,649	$—	$5,649	$—	OCI
Derivative financial assets (interest rate contracts)	$333	$—	$333	$—	NI
 1Other comprehensive income (loss) ("OCI") or net income ("NI").
Available-for-sale securities are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of available-for-sale securities. Level 1 securities include U.S. Treasury securities. If quoted market prices are not available, we obtain pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity and credit spreads (Level 2).   Level 2 securities include

asset-backed securities, obligations of state and political subdivisions, U.S. agencies or government-sponsored agencies' debt securities, mortgage-backed securities, government agency-issued securities, and corporate bonds. As of December 31, 2025 and 2024, there were no Level 3 securities.

In the fourth quarter of 2025, the Bank reclassified its HTM portfolio into AFS. We did not record any credit loss expense on held-to-maturity securities during 2025 or 2024. Fair value of held-to-maturity securities is determined using the same techniques discussed above for available-for-sale securities. See further discussion on the balance sheet repositioning within Note 2, Investment Securities.

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

Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets, such as individually analyzed loans that are collateral dependent and other real estate owned ("OREO"). As of December 31, 2025 and 2024, we carried assets measured at fair value on a non-recurring basis totalling $18.9 million and $23.1 million, respectively, which were all individually analyzed loans that are collateral dependent (Level 3) net of specific allowances of $7.2 million and $8.0 million, respectively.

Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of December 31, 2025 and 2024, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in this note). The carrying amounts in the following table are recorded in the consolidated statements of condition under the indicated captions. Further, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements such as bank-owned life insurance policies ("BOLI"), lease obligations and non-maturity deposit liabilities. Additionally, we held shares of Federal Home Loan Bank ("FHLB") of San Francisco stock at cost as of December 31, 2025 and 2024. There were no impairments or changes resulting from observable price changes in orderly transactions for the identical or similar investments of the same issuer as of December 31, 2025 and 2024. See further discussion on values within Note 2, Investment Securities.

	December 31, 2025			December 31, 2024
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets (recorded at amortized cost)
Cash and cash equivalents	$225,303	$225,303	Level 1	$137,304	$137,304	Level 1
Investment securities held-to-maturity	—	—	Level 2	879,199	763,535	Level 2
Loans, net of allowance for credit losses	2,090,764	2,043,150	Level 3	2,052,600	1,965,429	Level 3
Interest receivable	11,561	11,561	Level 2	11,934	11,934	Level 2
Financial liabilities (recorded at amortized cost)
Time deposits	205,686	206,040	Level 2	242,377	243,773	Level 2
Subordinated notes	43,857	44,852	Level 2	—	—	Level 2
Interest payable	2,072	2,072	Level 2	3,019	3,019	Level 2
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
The fair value of the subordinated notes are estimated by an independent third-party using a discounted cash flow approach based on current interest rates for similar financial instruments adjusted for credit and liquidity spreads.

The value of off-balance-sheet financial instruments is estimated based on the fee income associated with the commitments, which, in the absence of credit exposure, is considered to approximate their settlement value. The fair value of commitment fees was not material as of December 31, 2025 and 2024.

Note 10: Benefit Plans

Deferred Compensation Plans

We established the Bank of Marin Executive Deferred Compensation Plan, which allows certain key management personnel designated by the Board of Directors of the Bank to defer up to 80% of their salary and 100% of their annual bonus. In addition, we assumed deferred compensation plans for certain members of management and non-employee directors as part of an acquisition in 2021. In 2021, we established a similar Deferred Director Fee Plan, which allows members of the Board of Directors to defer the cash portion of their director compensation. Amounts deferred earn interest equal to the prime rate, as published in the Wall Street Journal, on the first business day of each year, which was 7.5% on January 1, 2025, and 8.5% on January 1, 2024. Benefit payments will generally commence upon separation from service at or after normal retirement age, as elected by the participant.

Our deferred compensation obligations under these plans totaled $5.4 million and $6.0 million at December 31, 2025 and 2024, respectively, and are included in interest payable and other liabilities.

401(k) Defined Contribution Plan

Our 401(k) Defined Contribution Plan (“401(k) Plan”) is available to all regular employees at least eighteen years of age who complete ninety days of service, and participate in the plan beginning on the first day of the calendar quarter that immediately follows the date the participant meets the age and service requirements. Under the 401(k) Plan, employees can defer between 1% and 50% of their eligible compensation, up to the maximum amount allowed by the Internal Revenue Code. The Bank provides an employer-match of 70% of each participant's contribution, with a maximum of $5 thousand per participant per year. Employer matching contributions to the 401(k) Plan vest at a rate of 20% per year over five years. Employer contributions totaled $884 thousand, $875 thousand and $871 thousand for the years ended December 31, 2025, 2024 and 2023, respectively, and are recorded in salaries and employee benefits expense.

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

Bancorp issued shares of common stock and contributed them to the ESOP totaling $1.5 million in 2025, $1.1 million in 2024 and $1.3 million in 2023, based on the quoted market price on the date of contribution. Cash dividends paid on Bancorp stock held by the ESOP are used to purchase additional shares in the open market. All shares of Bancorp stock held by the ESOP are included in the calculations of basic and diluted earnings per share. The Company's contributions to the ESOP are included in salaries and benefits expense.

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

At December 31, 2025 and 2024, respectively, our total liability under the SERPs was $4.8 million and $4.6 million recorded in interest payable and other liabilities.

Note 11: Income Taxes

Pretax income from continuing operations for each of the three years ended December 31 was as follows:

(in thousands)	2025	2024	2023
Domestic	$(52,483)	$(13,835)	$26,036
Foreign	—	—	—
Total	$(52,483)	$(13,835)	$26,036

The current and deferred components of the income tax provision for each of the three years ended December 31 are as follows:

(in thousands)	2025	2024	2023
Current tax(benefit) provision
Federal	$422	$(214)	$3,234
State	2	(60)	2,823
Total current tax (benefit) provision	424	(274)	6,057
Deferred tax (benefit) provision
Federal	(11,302)	(3,520)	319
State	(5,930)	(1,632)	(235)
Foreign	—	—	—
Total deferred tax (benefit) provision	(17,232)	(5,152)	84
Total income tax (benefit) provision	$(16,808)	$(5,426)	$6,141

The effective tax rate for 2025, 2024 and 2023 differs from the current federal statutory income tax rate as follows:

(in thousands)	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Federal statutory income tax rate	$(11,021)	21.00%	$(2,908)	21.00%	$5,464	21.00%
California franchise tax, net of federal tax benefit (a)	(4,681)	8.92%	(1,342)	9.70%	2,057	7.90%
Tax credits
Low income housing (includes benefits of tax losses, net of amortization	(73)	0.14%	(68)	0.49%	(156)	(0.60)%
Other	(21)	0.04%	(19)	0.14%	(26)	(0.10)%
Nontaxable or nondeductible items
Tax-exempt interest, net of TEFRA	(672)	1.28%	(674)	4.87%	(807)	(3.10)%
Other	(315)	0.60%	(55)	0.40%	—	—%
Other adjustments
Other	(25)	0.04%	(360)	2.60%	(391)	(1.50)%
Taxes at effective rate	$(16,808)	32.02%	$(5,426)	39.20%	$6,141	23.60%
(a) State taxes in California made up the majority (greater than 50%) of the tax effect in this category.

The following table shows the tax effect of our cumulative temporary differences as of December 31:

(in thousands)	2025	2024
Deferred tax assets:
Net unrealized losses on securities available-for-sale	$7,731	$12,624
Net operating loss carryforwards	19,855	9,327
Allowance for credit losses on loans and unfunded loan commitments	9,214	6,404
Operating and finance lease liabilities	7,526	3,137
Deferred compensation and salary continuation plans	3,017	4,353
Accrued but unpaid expenses	2,062	1,644
Interest received on non-accrual loans	831	643
Stock-based compensation	492	639
Tax credit carryforwards	467	396
Charitable contribution carryforwards	394	—
Fair value adjustment on acquired loans	384	—
Depreciation and disposals on premises and equipment	321	81
State franchise tax	—	—
Other	2	269
Total gross deferred tax assets	52,296	39,517
Deferred tax liabilities:
Operating and finance lease right-of-use assets	(6,856)	(5,669)
Deferred loan origination costs and fees	(1,719)	(1,685)
Core deposit intangible assets	(567)	(825)
Purchase accounting adjustments	(43)	(488)
Other	(167)	(245)
Total gross deferred tax liabilities	(9,352)	(8,912)
Net deferred tax assets	$42,944	$30,605

As of December 31, 2025, the Bank had net deferred tax assets of approximately $42.9 million. Management evaluates the realizability of its deferred tax assets quarterly by assessing the need for a valuation allowance. In making this assessment, management considers all available positive and negative evidence, including past earnings, forecasted future taxable income, and the reversal of existing taxable temporary differences. Based on this evaluation, management determined that it is more-likely-than-not that the Bank will realize the benefits of its deferred tax assets. Accordingly, no valuation allowance was recorded as of December 31, 2025.

As of December 31, 2025, the Bank had net operating loss carryforwards ("NOLs") for federal income tax purposes of $65.6 million. This NOL is carried forward indefinitely but is limited to 80% of taxable income. In addition, as of December 31, 2025, the Bank had California net operating loss carryforwards of $71.0 million. If not fully utilized, the California NOLs will begin to expire in 2032. As of December 31, 2025, the Bank has general business credit carryforwards compromised of Qualified Zone Academy Bond ("QZAB") and Low Income Housing ("LIH") credits of $68 thousand and $400 thousand, respectfully. The QZAB credits will expire in 2045 if not utilized.

Income taxes paid (net of refunds) for each of the three years ended December 31 were as follows:

(in thousands)	2025	2024	2023
Federal	$425	$860	$5,012
State	4	1,385	3,416
Foreign	—	—	—
Total	$429	$2,245	$8,428

Income taxes paid (net of refunds) exceeded five percent of total income taxes paid (net of refunds) in the following jurisdictions for each of the three years ended December 31:

(in thousands)	2025	2024	2023
State
California	$—	$1,385	$3,416
New Jersey	4	—	—
Foreign	—	—	—
Total	$4	$1,385	$3,416

Bancorp and the Bank have entered into a tax allocation agreement, which provides that income taxes shall be allocated between the parties on a separate entity basis. The intent of this agreement is that each member of the consolidated group will incur no greater tax liability than it would have incurred on a stand-alone basis.

We file a consolidated return in the U.S. federal tax jurisdiction and a combined return in the State of California and in the State of New Jersey. There were no ongoing federal or state income tax examinations at the time of the issuance of this report. We are no longer subject to examinations by tax authorities for years before 2022 for federal income tax and before 2021 for California. At December 31, 2025 and 2024, there were no unrecognized tax benefits, and neither the Bank nor Bancorp had accruals for interest and penalties related to unrecognized tax benefits.

Note 12:  Commitments and Contingencies

Leases

We lease premises under long-term non-cancelable operating leases with remaining terms of approximately 3 months to 16 years, 5 months, most of which include escalation clauses and one or more options to extend the lease term, and some of which contain lease termination clauses. Lease terms may include certain renewal options that were considered reasonably certain to be exercised.

We lease certain equipment under finance leases with initial terms of three years to five years. The equipment finance leases do not contain renewal options, bargain purchase options, or residual value guarantees.

The following table shows the balances of operating and finance lease right-of-use assets and lease liabilities as of December 31, 2025 and 2024.

(in thousands)	December 31, 2025	December 31, 2024
Operating leases:
Operating lease right-of-use assets	$22,499	$19,025
Operating lease liabilities	24,747	21,509
Finance leases:
Finance lease right-of-use assets	766	616
Accumulated amortization	(73)	(467)
Finance lease right-of-use assets, net[1]	$693	$149
Finance lease liabilities[2]	$709	$154
[1] Included in premises and equipment in the consolidated statements of condition.
[2] Included in borrowings and other obligations in the consolidated statements of condition.

The following table shows supplemental disclosures of noncash investing and financing activities for the years ended December 31, 2025, 2024 and 2023.

(in thousands)	2025	2024	2023
Right-of-use assets obtained in exchange for operating lease liabilities	$7,738	$3,034	$437
Right-of-use assets obtained in exchange for finance lease liabilities	$682	$8	$7

The following table shows components of operating and finance lease cost for the years ended December 31, 2025, 2024 and 2023.

(in thousands)	2025	2024	2023
Operating lease cost[1]	$4,797	$4,911	$5,493
Total operating lease cost	$4,797	$4,911	$5,493
Finance lease cost:
Amortization of right-of-use assets[2]	$139	$148	$147
Interest on finance lease liabilities[3]	9	5	7
Total finance lease cost	$148	$153	$154
Total lease cost	$4,945	$5,064	$5,647
[1] Included in occupancy and equipment expense in the consolidated statements of comprehensive income (loss).
[2] Included in depreciation and amortization in the consolidated statements of comprehensive income (loss).
[3] Included in interest on borrowings and other obligations in the consolidated statements of comprehensive income (loss).

The following table shows the future minimum lease payments, weighted average remaining lease terms, and weighted average discount rates under operating and finance lease arrangements as of December 31, 2025. The discount rates used to calculate the present value of lease liabilities were based on the collateralized FHLB borrowing rates that were commensurate with lease terms and minimum payments on the lease commencement date.

(in thousands)	December 31, 2025
Year	Operating Leases	Finance Leases
2026	$4,702	$193
2027	4,216	188
2028	3,821	183
2029	3,189	183
2030	2,967	15
Thereafter	9,897	—
Total minimum lease payments	28,792	762
Amounts representing interest (present value discount)	(4,045)	(53)
Present value of net minimum lease payments (lease liability)	$24,747	$709

Weighted average remaining term (in years)	8.11	4.04
Weighted average discount rate	3.33%	3.67%

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

Note 13: Subordinated Notes

On November 19, 2025, the Company issued Fixed-to-Floating Subordinated Notes (“2035 Notes”) of $45.0 million with a final maturity date of December 1, 2035, to certain investors in a private placement. The 2035 Notes have an initial fixed interest rate of 6.75% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, commencing on June 1, 2026.

From and including December 1, 2030, and thereafter, the 2035 Notes will bear interest at a floating rate. The floating interest rate will reset quarterly and shall be equal to the then current three-month Term SOFR plus 335 basis points, payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, commencing on March 1, 2031. If the then current three-month term SOFR rate is less than zero, the three-month SOFR will be deemed to be zero. Debt issuance cost was $1.2 million, which is being amortized through the 2035 Notes maturity date. The Company has the right to redeem the 2035 Notes, in whole or in part, on or after December 1, 2030.

At December 31, 2025, the balance of the 2035 Notes included in the Company’s Consolidated Balance Sheet, net of debt issuance cost, was $43.9 million. The amortization of debt issuance cost was $22 thousand for the year ended December 31, 2025.

The Company was in compliance with all covenants under the terms of the 2035 Notes.

Note 14: Concentrations of Credit Risk

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
Concentrations of credit risk with respect to investment securities primarily related to the U.S. government and GSEs, which accounted for $1.274 billion, or 96% of our total investment portfolio at December 31, 2025 and $1.075 billion, or 85% at December 31, 2024. The increase was mainly due to the purchase of $1.1 billion, primarily offset by $650.2 million in sales, $169.4 million in paydowns and $60.2 million in calls and maturities of this security type in 2025. The largest security not issued by the U.S. government or a GSE accounted for approximately 1% of our total investment portfolio at both December 31, 2025 and 2024.
We also manage our credit exposure related to our loan portfolio to avoid the risk of undue concentration of credits in a particular industry or geographic location by reducing significant exposure to highly leveraged transactions or to any individual customer or counterparty, and by obtaining collateral, as appropriate. With the heightened market concern about non-owner-occupied commercial real estate, and in particular the office sector, we continue to maintain diversity among property types and within our geographic footprint. In particular, our office commercial real estate portfolio in the City of San Francisco represented 3% of our total loan portfolio and 4% of our total non-owner-occupied commercial real estate portfolio as of December 31, 2025.
No single borrower relationship accounted for more than 3.2% of outstanding loan balances at December 31, 2025 and 2024, respectively. The largest loan concentration is real estate, which accounted for 90% and 89% of our loan portfolio at December 31, 2025 and 2024, respectively. Commercial real estate loans outstanding by county were primarily in Marin County at December 31, 2025 and 2024.

Note 15: Derivative Financial Instruments and Hedging Activities

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

In the third quarter of 2023, the Bank entered into various interest rate swap agreements with notional values totaling $101.8 million to hedge balance sheet interest rate sensitivity and protect certain of our fixed rate available-for-sale securities against changes in fair value related to changes in interest rates by receiving floating rate interest from a counterparty in exchange for us making fixed-rate interest payments. In the fourth quarter of 2024, the Bank terminated these contracts, resulting in an immaterial loss that is being amortized over the life of the hedged securities. In the second quarter of 2025, a total of $69.1 million of par value of these securities were sold.

Information on our derivatives follows:

	Asset derivatives		Liability derivatives
(in thousands)	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Loans receivable:
Interest rate contracts - notional amount	$5,030	$7,654	$1,643	$—
Interest rate contracts - fair value[1]	$148	$333	$11	$—
1 Refer to Note 9, Fair Value of Assets and Liabilities, for valuation methodology.

The following table presents the carrying amount and associated cumulative basis adjustment related to the application of fair value hedge accounting that is included in the carrying amount of hedged assets as of December 31, 2025 and 2024.

	Carrying Amounts of Hedged Assets		Cumulative Amounts of Fair Value Hedging Adjustments Included in the Carrying Amounts of the Hedged Assets
(in thousands)	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Loans receivable [1]	$6,452	$7,215	$(186)	$(398)
1 Carrying value equals the amortized cost basis of the loans underlying the hedge relationship, which is the loan balance net of deferred loan origination fees and cost and the fair value hedge adjustment. Amortized cost excludes accrued interest, which was not material.

The following table presents the pretax net gains (losses) recognized in interest income related to our fair value hedges for the years presented.

	Years ended December 31,
(in thousands)	2025	2024	2023
Interest on investment securities [1]
Increase (decrease) in fair value of interest rate swaps hedging available-for-sale securities	$—	$1,359	$(1,359)
Hedged interest earned (paid)	—	646	367
Decrease (increase) in carrying value included in the hedged available-for-sale securities	—	(1,359)	1,359
Net gain recognized in interest income on investment securities	$—	$646	$367
Interest and fees on loans [1]
Decrease (increase) in fair value of interest rate swaps hedging loans receivable	$(196)	$47	$(317)
Hedged interest earned (paid)	112	201	268
Increase (decrease) in carrying value included in the hedged loans	212	(30)	359
Decrease in value of yield maintenance agreement	(7)	(8)	(9)
Net gain (loss) recognized in interest income on loans	$121	$210	$301
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

Offsetting of Financial Assets and Derivative Assets
		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the Statements of Condition
	Gross Amounts	Offset in the	of Assets Presented
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Assets [1]	Condition	of Condition [1]	Instruments	Received	Net Amount
December 31, 2025
Counterparty	$148	$—	$148	$—	$—	$148
Total	$148	$—	$148	$—	$—	$148
December 31, 2024
Counterparty	$333	$—	$333	$—	$—	$333
Total	$333	$—	$333	$—	$—	$333

Offsetting of Financial Liabilities and Derivative Liabilities
	Gross Amounts of Recognized Liabilities [1]	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statements of Condition [1]	Gross Amounts Not Offset in the Statements of Condition

				Financial Instruments	Cash Collateral Pledged
(in thousands)						Net Amount
December 31, 2025
Counterparty	$11	$—	$11	$(11)	—	$—
Total	$11	$—	$11	$(11)	$—	$—
December 31, 2024
Counterparty	$—	$—	$—	$—	—	$—
Total	$—	$—	$—	$—	$—	$—
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

Management reviews capital ratios on a regular basis and produces a five-year capital plan semi-annually to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet our anticipated future needs.  Stress tests are performed on capital ratios and include scenarios such as additional unrealized losses on the investment portfolio, additional deposit growth, loan credit quality deterioration, and potential share repurchases. For all periods presented, the Bank’s ratios exceed the regulatory definition of “well-capitalized” under the regulatory framework for prompt corrective action and Bancorp’s ratios exceed the required minimum ratios to be considered a well-capitalized bank holding company. In addition, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action as of December 31, 2025. There are no conditions or events since that notification that management believes have changed the Bank’s categories and we expect the Bank to remain well capitalized for prompt corrective action purposes.

The Bancorp’s and Bank's capital adequacy ratios as of December 31, 2025 and 2024 are presented in the following tables.

Bancorp Capital Ratios (dollars in thousands)	Actual		Adequately Capitalized Threshold [1]		Threshold to be a Well Capitalized Bank Holding Company
December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$392,305	15.25%	$270,111	10.50%	$257,249	10.00%
Tier 1 Capital (to risk-weighted assets)	$317,501	12.34%	$218,700	8.50%	$205,835	8.00%
Tier 1 Leverage Capital (to average assets)	$317,501	8.26%	$153,754	4.00%	$192,192	5.00%
Common Equity Tier 1 (to risk-weighted assets)	$317,501	12.34%	$180,106	7.00%	$167,241	6.50%
December 31, 2024
Total Capital (to risk-weighted assets)	$420,606	16.54%	$266,991	10.50%	$254,277	10.00%
Tier 1 Capital (to risk-weighted assets)	$389,448	15.32%	$216,136	8.50%	$203,422	8.00%
Tier 1 Leverage Capital (to average assets)	$389,448	10.46%	$148,899	4.00%	$198,464	5.00%
Common Equity Tier 1 (to risk-weighted assets)	$389,448	15.32%	$177,994	7.00%	$165,280	6.50%

Bank Capital Ratios (dollars in thousands)	Actual		Adequately Capitalized Threshold [1]		Threshold to be Well Capitalized under Prompt Corrective Action Provisions
December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$357,407	13.90%	$269,984	10.50%	$257,127	10.00%
Tier 1 Capital (to risk-weighted assets)	$326,460	12.69%	$218,669	8.50%	$205,806	8.00%
Tier 1 Leverage Capital (to average assets)	$326,460	8.49%	$153,809	4.00%	$192,262	5.00%
Common Equity Tier 1 (to risk-weighted assets)	$326,460	12.69%	$180,081	7.00%	$167,218	6.50%
December 31, 2024
Total Capital (to risk-weighted assets)	$410,186	16.13%	$266,955	10.50%	$254,243	10.00%
Tier 1 Capital (to risk-weighted assets)	$379,028	14.91%	$216,107	8.50%	$203,395	8.00%
Tier 1 Leverage Capital (to average assets)	$379,028	10.18%	$148,887	4.00%	$186,108	5.00%
Common Equity Tier 1 (to risk-weighted assets)	$379,028	14.91%	$177,970	7.00%	$165,258	6.50%
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

The contractual amount of unfunded loan commitments and standby letters of credit not reflected in the consolidated statements of condition are as follows:

(in thousands)	December 31, 2025	December 31, 2024
Commercial lines of credit	$232,758	$233,462
Revolving home equity lines	208,509	208,372
Undisbursed construction loans	13,946	8,294
Personal and other lines of credit	7,900	7,781
Standby letters of credit	1,615	2,777
Total unfunded loan commitments and standby letters of credit	$464,728	$460,686

As of December 31, 2025, approximately 41% of the commitments expire in 2026, 47% expire between 2027 and 2033 and 12% expire thereafter.

We record an allowance for credit losses on unfunded loan commitments at the balance sheet date based on estimates of the probability that these commitments will be drawn upon according to historical utilization experience of the different types of commitments and expected loss rates determined for pooled funded loans. The allowance for credit losses on unfunded commitments totaled $1.1 million and $894 thousand as of December 31, 2025 and 2024, respectively, which is included in interest payable and other liabilities in the consolidated statements of condition.

We recorded a provision for credit losses on unfunded commitments totaling $185 thousand, and reversals of $233 thousand and $342 thousand in 2025, 2024, and 2023, respectively. The provision in 2025 was primarily due to loan growth. The reversals in 2024 and 2023 were due primarily to decreases in total unfunded loan commitments.

Note 18:  Condensed Bank of Marin Bancorp Parent Only Financial Statements

Presented below is financial information for Bank of Marin Bancorp, parent holding company only.

CONDENSED UNCONSOLIDATED STATEMENTS OF CONDITION
December 31, 2025 and 2024
(in thousands)	2025	2024
Assets
Cash and due from Bank of Marin	$35,190	$10,329
Investment in bank subsidiary	403,613	424,987
Other assets	185	232
Total assets	$438,988	$435,548

Liabilities and stockholders' equity
Accrued expenses payable	$477	$141
Subordinated notes	43,857	—
Total liabilities	44,334	141
Stockholders' equity	394,654	435,407
Total liabilities and stockholders' equity	$438,988	$435,548

CONDENSED UNCONSOLIDATED STATEMENTS OF (LOSS) INCOME
Years ended December 31, 2025, 2024 and 2023
(in thousands)	2025	2024	2023
Income
Dividends from bank subsidiary	$32,000	$25,000	$20,000
Total income	32,000	25,000	20,000
Expense
Interest expense	368	—	—
Non-interest expense	1,986	1,814	1,705
Total expense	2,354	1,814	1,705
Income before income taxes and equity in undistributed net income of subsidiary	29,646	23,186	18,295
Income tax benefit	430	434	504
Income before equity in undistributed net income of subsidiary	30,076	23,620	18,799
(Loss) earnings of bank subsidiary greater (less) than dividends received from bank subsidiary	(65,751)	(32,029)	1,096
Net (loss) income	$(35,675)	$(8,409)	$19,895

CONDENSED UNCONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2025, 2024 and 2023
(in thousands)	2025	2024	2023
Net (loss) income
	$(35,675)	$(8,409)	$19,895
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Earnings of bank subsidiary less (greater) than dividends received from bank subsidiary	65,751	32,029	(1,096)
Accretion of discount on subordinated notes	22	—	—
Noncash director compensation expense	68	71	60
Net changes in:
Other assets	49	(76)	99
Other liabilities	336	39	(86)
Net cash provided by operating activities	30,551	23,654	18,872
Cash Flows from Investing Activities:
Capital contribution to bank subsidiary	(30,035)	(38)	(276)
Net cash used in investing activities	(30,035)	(38)	(276)
Cash Flows from Financing Activities:
Restricted stock surrendered for tax withholdings upon vesting	(104)	(64)	(70)
Cash dividends paid on common stock	(16,127)	(16,197)	(16,106)
Stock repurchased, including commissions and excise tax	(3,293)	(4,253)	—
Proceeds from issuance of subordinated notes, net of issuance costs	43,834	—	—
Proceeds from stock options exercised and stock issued under employee and director stock purchase plans	35	38	276
Net cash provided by (used in) financing activities	24,345	(20,476)	(15,900)
Net increase (decrease) in cash and cash equivalents	24,861	3,140	2,696
Cash and cash equivalents at beginning of year	10,329	7,189	4,493
Cash and cash equivalents at end of year	$35,190	$10,329	$7,189
Supplemental schedule of noncash investing and financing activities:
Stock issued in payment of director fees	$469	$513	$398
Stock issued to ESOP	$1,476	$1,149	$1,315

Note 19: Restatement of Prior Period Financial Statements (Quarterly Information Unaudited)

Restatement Background

The Company has restated herein the impacted line items to the Consolidated Statements of Condition, and revised the Consolidated Statements of Comprehensive (Loss) Income as of and for the years ended December 31, 2024 and December 31, 2023. In addition, the Company has restated the impacted line items to its unaudited quarterly Condensed Consolidated Statements of Condition and revised the Condensed Consolidated Statements of Comprehensive (Loss) Income for the first three quarters of the years ended December 31, 2025 and December 31, 2024.

Description of Misstatements

Certain errors were made in the Company’s accounting related to the classification of certain reciprocal network deposits and related interest expense as non-interest bearing deposits and non-interest expense when they should have been included in interest bearing deposits and interest expense. The reclassification of the expense was determined not to be material and had no impact on net income (loss) or earnings per share, for the revised periods.

The required reclassifications on the balance sheet from non-interest bearing deposits to interest bearing deposits were determined to be material, although the reclassifications did not have any impact on total balance sheet amounts, including total deposits and stockholders’ equity for the restated periods.

Description of Restated and Revised Tables

The following tables present the amounts previously reported and a reconciliation of the restatement amounts reported on the restated Consolidated Statements of Condition and the revised amounts on the Consolidated

Statements of Comprehensive (Loss) Income for the periods presented. The misclassifications had no impact on the reported Consolidated Statements of Cash Flows for the periods below.

Further information regarding the misstatements and related restatements and revisions are summarized in the tables below.

Corrected Consolidated Statement of Condition	As of
	December 31, 2024
(in thousands)	As Previously Reported	Adjustment	As Restated
Deposits:
Non-interest bearing	$1,399,900	$(125,153)	$1,274,747
Interest bearing:
Transaction accounts	198,301	125,153	323,454
Savings accounts	225,691	—	225,691
Money market accounts	1,153,746	—	1,153,746
Time accounts	242,377	—	242,377
Total deposits	3,220,015	—	3,220,015

Corrected Consolidated Statement of Comprehensive (Loss) Income	Year Ended
	December 31, 2024
(in thousands)	As Previously Reported	Adjustment	As Revised
Interest expense
Interest on interest-bearing transaction accounts	$1,201	$3,078	$4,279
Interest on savings accounts	2,003	—	2,003
Interest on money market accounts	33,914	—	33,914
Interest on time accounts	9,254	—	9,254
Interest on borrowings and other obligations	241	—	241
Interest on subordinated notes	—	—	—
Total interest expense	46,613	3,078	49,691
Non-interest expense
Deposit network fees	3,526	(3,078)	448

Corrected Consolidated Statement of Condition	As of
	December 31, 2023
(in thousands)	As Previously Reported	Adjustment	As Restated
Deposits:
Non-interest bearing	$1,441,987	$(132,276)	$1,309,711
Interest bearing:
Transaction accounts	225,040	132,276	357,316
Savings accounts	233,298	—	233,298
Money market accounts	1,138,433	—	1,138,433
Time accounts	251,317	—	251,317
Total deposits	3,290,075	—	3,290,075

Corrected Consolidated Statement of Comprehensive (Loss) Income	Year Ended
	December 31, 2023
(in thousands)	As Previously Reported	Adjustment	As Revised
Interest expense
Interest on interest-bearing transaction accounts	$1,036	$2,409	$3,445
Interest on savings accounts	867	—	867
Interest on money market accounts	18,553	—	18,553
Interest on time accounts	4,715	—	4,715
Interest on borrowings and other obligations	11,562	—	11,562
Interest on subordinated notes	—	—	—
Total interest expense	36,733	2,409	39,142
Non-interest expense
Deposit network fees	2,783	(2,409)	374

Corrected Consolidated Statements of Condition
	As of			As of
	September 30, 2025			June 30, 2025
(in thousands)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Deposits:
Non-interest bearing	$1,458,230	$(212,983)	$1,245,247	$1,379,814	$(161,166)	$1,218,648
Interest bearing:
Transaction accounts	185,485	212,983	398,468	180,444	161,166	341,610
Savings accounts	224,642	—	224,642	221,172	—	221,172
Money market accounts	1,297,703	—	1,297,703	1,246,013	—	1,246,013
Time accounts	216,516	—	216,516	217,605	—	217,605
Total deposits	3,382,576	—	3,382,576	3,245,048	—	3,245,048

Corrected Consolidated Statements of Condition
	As of			As of
	March 31, 2025			September 30, 2024
(in thousands)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Deposits:
Non-interest bearing	$1,426,446	$(148,941)	$1,277,505	$1,473,379	$(141,526)	$1,331,853
Interest bearing:
Transaction accounts	184,322	148,941	333,263	181,001	141,526	322,527
Savings accounts	228,038	—	228,038	222,588	—	222,588
Money market accounts	1,246,739	—	1,246,739	1,156,483	—	1,156,483
Time accounts	216,426	—	216,426	275,798	—	275,798
Total deposits	3,301,971	—	3,301,971	3,309,249	—	3,309,249

Corrected Consolidated Statements of Condition
	As of			As of
	June 30, 2024			March 31, 2024
(in thousands)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Deposits:
Non-interest bearing	$1,417,661	$(131,760)	$1,285,901	$1,444,435	$(126,174)	$1,318,261
Interest bearing:
Transaction accounts	178,712	131,760	310,472	211,274	126,174	337,448
Savings accounts	228,946	—	228,946	224,262	—	224,262
Money market accounts	1,121,336	—	1,121,336	$1,136,595	—	1,136,595
Time accounts	267,122	—	267,122	$267,536	—	267,536
Total deposits	3,213,777	—	3,213,777	3,284,102	—	3,284,102

Corrected Consolidated Statements of Comprehensive (Loss) Income
	Three Months Ended			Nine Months Ended
	September 30, 2025			September 30, 2025
(in thousands)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Interest expense
Interest on interest-bearing transaction accounts	$328	$1,037	$1,365	$1,022	$2,795	$3,817
Interest on savings accounts	600	—	600	1,720	—	1,720
Interest on money market accounts	8,376	—	8,376	23,880	—	23,880
Interest on time accounts	1,571	—	1,571	4,920	—	4,920
Interest on borrowings and other obligations	1	—	1	3	—	3
Interest on subordinated notes	—	—	—	—	—	—
Total interest expense	10,876	1,037	11,913	31,545	2,795	34,340
Non-interest expense
Deposit network fees	1,158	(1,037)	121	3,144	(2,795)	349

Corrected Consolidated Statements of Comprehensive (Loss) Income
	Three Months Ended			Six Months Ended
	June 30, 2025			June 30, 2025
(in thousands)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Interest expense
Interest on interest-bearing transaction accounts	$351	$940	$1,291	$694	$1,758	$2,452
Interest on savings accounts	587	—	587	1,120	—	1,120
Interest on money market accounts	7,878	—	7,878	15,504	—	15,504
Interest on time accounts	1,559	—	1,559	3,349	—	3,349
Interest on borrowings and other obligations	1	—	1	2	—	2
Interest on subordinated notes	—	—	—	—	—	—
Total interest expense	10,376	940	11,316	20,669	1,758	22,427
Non-interest expense
Deposit network fees	1,054	(940)	114	1,986	(1,758)	228

Corrected Consolidated Statements of Comprehensive (Loss) Income
	Three Months Ended
	March 31, 2025
(in thousands)	As Previously Reported	Adjustment	As Revised
Interest expense
Interest on interest-bearing transaction accounts	$343	$818	$1,161
Interest on savings accounts	533	—	533
Interest on money market accounts	7,626	—	7,626
Interest on time accounts	1,790	—	1,790
Interest on borrowings and other obligations	1	—	1
Interest on subordinated notes	—	—	—
Total interest expense	10,293	818	11,111
Non-interest expense
Deposit network fees	932	(818)	114

Corrected Consolidated Statements of Comprehensive (Loss) Income
	Three Months Ended			Nine Months Ended
	September 30, 2024			September 30, 2024
(in thousands)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Interest expense
Interest on interest-bearing transaction accounts	$339	$816	$1,155	$874	$2,354	$3,228
Interest on savings accounts	565	—	565	1,447	—	1,447
Interest on money market accounts	8,714	—	8,714	25,804	—	25,804
Interest on time accounts	2,431	—	2,431	7,002	—	7,002
Interest on borrowings and other obligations	1	—	1	240	—	240
Interest on subordinated notes	—	—	—	—	—	—
Total interest expense	12,050	816	12,866	35,367	2,354	37,721
Non-interest expense
Deposit network fees	927	(816)	111	2,688	(2,354)	334

Corrected Consolidated Statements of Comprehensive (Loss) Income
	Three Months Ended			Six Months Ended
	June 30, 2024			June 30, 2024
(in thousands)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Interest expense
Interest on interest-bearing transaction accounts	$274	$807	$1,081	$535	$1,538	$2,073
Interest on savings accounts	511	—	511	882	—	882
Interest on money market accounts	8,641	—	8,641	17,090	—	17,090
Interest on time accounts	2,291	—	2,291	4,571	—	4,571
Interest on borrowings and other obligations	148	—	148	239	—	239
Interest on subordinated notes	—	—	—		—	—
Total interest expense	11,865	807	12,672	23,317	1,538	24,855
Non-interest expense
Deposit network fees	916	(807)	109	1,761	(1,538)	223

Corrected Consolidated Statements of Comprehensive (Loss) Income
	Three Months Ended
	March 31, 2024
(in thousands)	As Previously Reported	Adjustment	As Revised
Interest expense
Interest on interest-bearing transaction accounts	$261	$731	$992
Interest on savings accounts	371	—	371
Interest on money market accounts	8,449	—	8,449
Interest on time accounts	2,280	—	2,280
Interest on borrowings and other obligations	91	—	91
Interest on subordinated notes	—	—	—
Total interest expense	11,452	731	12,183
Non-interest expense
Deposit network fees	845	(731)	114

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES

(A)    Evaluation of Disclosure Controls and Procedures

Bank of Marin Bancorp and its subsidiary (the "Company") conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Act”)) as of the end of the period covered by this report. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting discussed below.

This material weakness resulted material misstatements to our previously issued annual consolidated financial statements for the years ended December 31, 2024 and 2023, and the quarters ended September 30, 2025, June 30, 2025, March 31, 2025, September 30, 2024, June 30, 2024, and March 31, 2024, which are being restated and revised in this Annual Report on Form 10-K.

(B)    Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) promulgated under the 1934 Act). The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2025, utilizing the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2025, as discussed below.

Material Weakness

We have identified the following material weakness which exists as of December 31, 2025:

Management did not design and implement adequate control activities related to the accounting for and classification of certain reciprocal deposits and transactions.

The ineffective controls over the accounting for and classification of reciprocal network deposits resulted in (1) a material misclassification of deposits within the Consolidated Statements of Condition between interest bearing deposits and non-interest bearing deposits and (2) an immaterial misclassification of expenses within the Consolidated Statements of Comprehensive (Loss) Income, between interest expense and non-interest expense, with no impact to net (loss) income. Accordingly, we have restated our annual consolidated financial statements for the years ended December 31, 2024 and 2023, and our unaudited interim condensed consolidated financial statements for the quarters ended September 30, 2025, June 30, 2025, March 31, 2025, September 30, 2024, June 30, 2024, and March 31, 2024. While only the statement of condition misclassification was significant enough to result in the material misstatement, management chose to revise the statement of comprehensive (loss) income as well for the affected periods in order to provide a more complete picture.

Remediation Plan for the Material Weakness

In response to the identified material weakness noted above, management has begun a remediation plan to enhance its internal control over financial reporting to:

•Enhance risk assessment procedures over reciprocal deposit networks to identify whether additional control activities are needed to conform to our accounting policies;
•Increase involvement of technical accounting resources for complex areas at initial onboarding and for periodic review; and
•Require formal documentation of technical conclusion and evidence of supervisory oversight for third party reciprocal deposit networks.

While we expect that the implementation of these controls will address this material weakness, management continues to evaluate and work to improve its internal control over financial reporting, and may determine to take additional measures or determine to modify the remediation plan described above.

Notwithstanding the identified material weakness, management, including our chief executive officer and chief financial officer have determined, based on the procedures performed, that the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects the financial condition, results of operations and cash flows of the Company for the periods presented in accordance with U.S. generally accepted accounting principles.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Baker Tilly US, LLP, the Company’s independent registered public accounting firm, as stated in their report, which report expresses and adverse opinion due to a material weakness, dated March 13, 2026 below.

(C)    Audit Report of the Registered Public Accounting Firm

The Company's independent registered public accounting firm, Baker Tilly US, LLP, has audited the effectiveness of internal control over financial reporting as of December 31, 2025 as stated in their audit report, which report expresses an adverse opinion due to a material weakness, and is incorporated herein by reference.

(D)    Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2025, except as noted above, there were no significant changes that materially affected, or are reasonably likely to affect, our internal control over financial reporting identified in connection with the evaluation mentioned in (B) above. The term internal control over financial reporting, as defined by Rule 15d-15(f) of the Act, is a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

ITEM 9B.    OTHER INFORMATION

Not applicable.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required to be reported under ITEM 10 is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Shareholders. Bancorp and the Bank have adopted a Code of Ethics that applies to all staff, including the Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer. A copy of the Code of Ethical Conduct, which is also included on our website, will be provided to any person, without charge, upon written request to the Corporate Secretary, Bank of Marin Bancorp, 504 Redwood Boulevard, Suite 100, Novato, CA 94947. During 2025, there were no changes in the procedures for the election or nomination of directors.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Shareholders.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
    RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to ITEM 5 above, Note 8 to our audited consolidated financial statements and to our Proxy Statement for the 2026 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Shareholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent registered public accounting firm is Baker Tilly US, LLP, Issuing Office: Portland, OR, PCAOB ID: 23.

The information required by this Item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Shareholders.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)     Documents Filed as Part of this Report:

1.     Financial Statements

The financial statements and supplementary data listed below are filed as part of this report under ITEM 8, captioned Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
Management's Report on Internal Control over Financial Reporting
Consolidated Statements of Condition as of December 31, 2025 and 2024
Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023
Notes to Consolidated Financial Statements

2.     Financial Statement Schedules

All financial statement schedules have been omitted, as they are inapplicable or the required information is included in the financial statements or notes thereto.

(B)    Exhibits Filed:

The following exhibits are filed as part of this report or hereby incorporated by references to filings previously made with the SEC.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.01	Articles of Incorporation, as amended	S-4	333-257025	3.01	June 11, 2021
3.02	Bylaws, as amended	S-4	333-257025	3.02	June 11, 2021
4.1	6.750% Fixed-to-Floating Rate Subordinated Note due December 1, 2035	8-K	001-33572	4.1	November 19, 2025
4.01	Description of Capital Stock	10-K	001-33572	4.01	March 16, 2023
10.1	Subordinated Note Purchase Agreement, dated as of November 19, 2025	8-K	01-33572	10.1	November 19, 2025
10.01	Employee Stock Ownership Plan	S-8	333-218274	4.1	May 26, 2017
10.02	2017 Employee Stock Purchase Plan	S-8	333-221219	4.1	October 30, 2017
10.03	2017 Equity Plan, as amended	S-8	333-227840	4.1	October 15, 2018
10.04	2020 Director Stock Plan	S-8	333-239555	4.1	June 30, 2020
10.05	Form of Indemnification Agreement for Directors and Executive Officers, dated August 9, 2007	10-Q	001-33572	10.06	November 7, 2007
10.06	2010 Annual Individual Incentive Compensation Plan, revised 2019	10-K	001-33572	10.07	March 15, 2021
10.07	Salary Continuation Agreement for executive officer Tani Girton, Chief Financial Officer, dated October 18, 2013	8-K	001-33572	10.2	November 4, 2014
10.08	2007 Form of Change in Control Agreement	8-K	001-33572	10.1	October 31, 2007
10.09	Director Deferred Fee Plan, dated December 17, 2020	10-K	001-33572	10.13	March 15, 2021
10.10	Employment Agreement with Timothy Myers, dated September 23, 2021	8-K	001-33572	10.1	September 24, 2021
10.11	Salary Continuation Agreement, as amended for executive officer Timothy Myers, Chief Executive Officer, dated January 1, 2022	8-K	001-33572	10.1	December 21, 2022
10.13	Salary Continuation Agreement for executive officer Misako Stewart, Chief Credit Officer, dated January 1, 2022	8-K	001-33572	10.3	December 21, 2022
10.14	Salary Continuation Agreement for executive officer Brandi Campbell, Head of Retail Banking, dated July 1, 2022	8-K	001-33572	10.4	December 21, 2022
10.15	Salary Continuation Agreement by and between Bank of Marin and Dave Bonaccorso, dated January 2, 2025	8-K	001-33572	10.10	January 2, 2025
14.01	Code of Ethical Conduct, dated September 25, 2025					Filed
19.01	Insider Trading Policy					Filed
21.01	List of Subsidiaries					Filed
23.01	Consent of Baker Tilly US, LLP					Filed
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.01	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					Filed
97.1	Incentive Compensation Recovery Policy, dated October 22, 2025					Filed
101.INS	Inline XBRL Instance Document					Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document					Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					Filed
Copies of any exhibit to our Annual Report on Form 10-K listed in the index above will be furnished to shareholders as of the record date without charge upon written request by such shareholder addressed as follows: Corporate Secretary, Bank of Marin Bancorp, 504 Redwood Boulevard, Suite 100, Novato, CA  94947.

ITEM 16.     Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bank of Marin Bancorp (registrant)

March 13, 2026	/s/ David Bonaccorso
Date	David Bonaccorso
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	March 13, 2026	/s/ Timothy D. Myers
Timothy D. Myers
President & Chief Executive Officer, Director
(Principal Executive Officer)

Dated:	March 13, 2026	/s/ David Bonaccorso
David Bonaccorso
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

Members of Bank of Marin Bancorp's Board of Directors

Dated:	March 13, 2026	/s/ James C. Hale
James C. Hale
Chairman of the Board

Dated:	March 13, 2026	/s/ Nicolas C. Anderson
Nicolas C. Anderson

Dated:	March 13, 2026	/s/ Russell A. Colombo
Russell A. Colombo

Dated:	March 13, 2026	/s/ Charles D. Fite
Charles D. Fite

Dated:	March 13, 2026	/s/ Cigdem Gencer
Cigdem Gencer

Dated:	March 13, 2026	/s/ Kevin R. Kennedy
Kevin R. Kennedy

Dated:	March 13, 2026	/s/ Joel Sklar
Joel Sklar, M.D.

Dated:	March 13, 2026	/s/ Brian M. Sobel
Brian M. Sobel

Dated:	March 13, 2026	/s/ Secil Tabli Watson
Secil Tabli Watson