Form 10-Q
period 2026-03-31
Bank of Marin Bancorp
filed 2026-05-08
CIK 1403475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026
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
Yes   ☐    No  ☒

As of April 30, 2026, there were 16,189,707 shares of common stock outstanding.

Page-2

PART I       FINANCIAL INFORMATION

ITEM 1.     Financial Statements

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data; unaudited)	March 31, 2026	December 31, 2025
Assets
Cash, cash equivalents and restricted cash	$236,644	$225,303
Investment securities:
Available-for-sale, at fair value (net of zero allowance for credit losses at March 31, 2026 and December 31, 2025)	1,326,191	1,327,812
Total investment securities	1,326,191	1,327,812
Loans, at amortized cost	2,115,719	2,120,853
Allowance for credit losses on loans	(22,823)	(30,089)
Loans, net of allowance for credit losses on loans	2,092,896	2,090,764
Goodwill	72,754	72,754
Bank-owned life insurance	71,095	71,306
Operating lease right-of-use assets	22,173	22,499
Bank premises and equipment, net	7,960	8,059
Core deposit intangible, net	1,716	1,916
Interest receivable and other assets	82,688	84,365
Total assets	$3,914,117	$3,904,778
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$1,232,228	$1,254,416
Interest bearing:
Transaction accounts	475,817	417,482
Savings accounts	226,680	232,109
Money market accounts	1,313,266	1,305,849
Time accounts	180,135	205,686
Total deposits	3,428,126	3,415,542
Borrowings and other obligations	668	709
Subordinated notes, net	43,905	43,857
Operating lease liabilities	24,553	24,747
Interest payable and other liabilities	22,373	25,269
Total liabilities	3,519,625	3,510,124
Commitments and contingent liabilities (Note 8)
Stockholders' Equity
Preferred stock, no par value, Authorized - 5,000,000 shares, none issued	—	—
Common stock, no par value, Authorized - 30,000,000 shares; issued and outstanding - 16,189,707 and 16,102,687 at March 31, 2026 and December 31, 2025, respectively	215,648	214,910
Retained earnings	202,645	198,163
Accumulated other comprehensive loss, net of taxes	(23,801)	(18,419)
Total stockholders' equity	394,492	394,654
Total liabilities and stockholders' equity	$3,914,117	$3,904,778

The accompanying notes are an integral part of these consolidated financial statements (unaudited).
Page-3

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Three months ended
(in thousands, except per share amounts; unaudited)	March 31, 2026	December 31, 2025	March 31, 2025
Interest income
Interest and fees on loans	$26,534	$27,128	$25,183
Interest on investment securities	13,869	11,937	8,261
Interest on due from banks	2,392	2,767	1,795
Total interest income	42,795	41,832	35,239
Interest expense
Interest on interest-bearing transaction accounts	2,039	1,591	1,161
Interest on savings accounts	577	609	533
Interest on money market accounts	7,821	7,961	7,626
Interest on time accounts	1,242	1,516	1,790
Interest on borrowings and other obligations	6	6	1
Interest on subordinated notes	808	368	—
Total interest expense	12,493	12,051	11,111
Net interest income	30,302	29,781	24,128
Provision for credit losses on loans	—	300	75
Provision for credit losses on unfunded loan commitments	—	185	—
Net interest income after provision for credit losses	30,302	29,296	24,053
Non-interest income
Dividends on Federal Home Loan Bank stock	855	372	375
Wealth management and trust services	596	573	563
Service charges on deposit accounts	563	543	548
Earnings on bank-owned life insurance, net	487	440	476
Earnings on bank-owned life insurance death benefits	479	—	68
Debit card interchange fees, net	362	401	396
Merchant interchange fees, net	118	104	96
Losses on sale of investment securities	—	(69,466)	—
Other income	374	385	352
Total non-interest income (loss)	3,834	(66,648)	2,874
Non-interest expense
Salaries and related benefits	13,394	11,359	12,050
Occupancy and equipment	2,099	2,098	2,106
Data processing	1,228	1,033	1,136
Professional services	1,093	1,341	937
Federal Deposit Insurance Corporation insurance	730	539	388
Information technology	515	532	413
Charitable contributions	437	82	403
Directors' expense	285	283	304
Depreciation and amortization	263	331	322
Amortization of core deposit intangible	200	211	227
Deposit network fees	149	127	114
Other expense	2,146	2,087	2,046
Total non-interest expense	22,539	20,023	20,446
Income (loss) before provision for (benefit from) income taxes	11,597	(57,375)	6,481
Provision for (benefit from) income taxes	3,087	(17,834)	1,605
Net income (loss)	$8,510	$(39,541)	$4,876
Net income (loss) per common share
Basic	$0.53	$(2.49)	$0.31
Diluted	$0.53	$(2.49)	$0.30
Weighted average shares:
Basic	15,925	15,898	15,977
Diluted	15,973	15,898	16,002
Comprehensive income (loss):
Net income (loss)	$8,510	$(39,541)	$4,876
Other comprehensive (loss) income:
Change in net unrealized (losses) gains on available-for-sale securities	(7,642)	4,933	3,289
Reclassification adjustment for losses realized on the sale of available-for-sale securities in net loss	—	69,466	—
Net unrealized losses on securities transferred from held-to-maturity to available-for-sale	—	(92,842)	—
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	—	9,867	340
Other comprehensive (loss) income, before tax	(7,642)	(8,576)	3,629
Deferred tax (benefit) expense	(2,260)	(2,533)	1,073
Other comprehensive (loss) income, net of tax	(5,382)	(6,043)	2,556
Total comprehensive income (loss)	$3,128	$(45,584)	$7,432
The accompanying notes are an integral part of these consolidated financial statements (unaudited).
Page-4

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the three months ended March 31, 2026 and 2025

(in thousands, except share data; unaudited)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total
	Shares	Amount
	Three months ended March 31, 2026
Balance at January 1, 2026	16,102,687	$214,910	$198,163	$(18,419)	$394,654
Net income	—	—	8,510	—	8,510
Other comprehensive loss, net of tax	—	—	—	(5,382)	(5,382)
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	1,200	30	—	—	30
Stock issued under employee stock purchase plan	356	9	—	—	9
Stock issued under employee stock ownership plan	15,000	373	—	—	373
Restricted stock granted	93,071	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(5,994)	(162)	—	—	(162)
Restricted stock forfeited / cancelled	(24,938)	—	—	—	—
Stock-based compensation - restricted stock	—	274	—	—	274
Cash dividends paid on common stock ($0.25 per share)	—	—	(4,028)	—	(4,028)
Stock issued in payment of director fees	8,325	214	—	—	214
Balance at March 31, 2026	16,189,707	$215,648	$202,645	$(23,801)	$394,492
	Three months ended March 31, 2025
Balance at January 1, 2025	16,089,454	$215,511	$249,964	$(30,068)	$435,407
Net income	—	—	4,876	—	4,876
Other comprehensive income, net of tax	—	—	—	2,556	2,556
Stock issued under employee stock purchase plan	402	8	—	—	8
Stock issued under employee stock ownership plan	17,000	417	—	—	417
Restricted stock granted	90,205	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(3,957)	(96)	—	—	(96)
Restricted stock forfeited / cancelled	(1,070)	—	—	—	—
Stock-based compensation - stock options	—	5	—	—	5
Stock-based compensation - restricted stock	—	163	—	—	163
Cash dividends paid on common stock ($0.25 per share)	—	—	(4,025)	—	(4,025)
Stock issued in payment of director fees	10,835	255	—	—	255
Balance at March 31, 2025	16,202,869	$216,263	$250,815	$(27,512)	$439,566

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Page-5

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2026 and 2025

(in thousands; unaudited)	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$8,510	$4,876
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses on loans	—	75
Noncash contribution expense to employee stock ownership plan	373	417
Noncash director compensation expense	215	255
Stock-based compensation expense	274	168
Amortization of core deposit intangible	200	227
Amortization of investment security premiums, net of accretion of discounts	(38)	277
Accretion of discounts on acquired loans, net	5	45
Accretion of discount on subordinated notes	48	—
Net change in deferred loan origination costs/fees	77	(9)
Depreciation and amortization	263	322
Earnings on bank-owned life insurance policies	(487)	(476)
Earnings on bank-owned life insurance death benefits	(479)	(68)
Net changes in:
Net changes in interest receivable and other assets	(5,117)	2,050
Net changes in interest payable and other liabilities	(2,759)	(3,223)
Total adjustments	(7,425)	60
Net cash provided by operating activities	1,085	4,936
Cash Flows from Investing Activities:
Purchase of available-for-sale securities	(65,196)	(33,561)
Proceeds from paydowns/maturities of held-to-maturity securities	—	44,681
Proceeds from paydowns/maturities of available-for-sale securities	59,213	18,316
Proceeds from sales of non-accrual loans	9,067	1,295
(Increase) decrease in loans receivable, net	(2,233)	8,958
Proceeds from bank-owned life insurance policies	1,177	504
Purchase of premises and equipment	(164)	(314)
Net cash provided by investing activities	1,864	39,879
Cash Flows from Financing Activities:
Net increase in deposits	12,584	81,956
Repayment of finance lease obligations	(41)	(38)
Proceeds from stock options exercised	30	—
Restricted stock surrendered for tax withholdings upon vesting	(156)	(96)
Cash dividends paid on common stock	(4,028)	(4,025)
Stock repurchased	(6)	—
Proceeds from stock issued under employee and director stock purchase plans	9	8
Net cash provided by financing activities	8,392	77,805
Net increase in cash, cash equivalents and restricted cash	11,341	122,620
Cash, cash equivalents and restricted cash at beginning of period	225,303	137,304
Cash, cash equivalents and restricted cash at end of period	$236,644	$259,924
Supplemental disclosure of cash flow information:
Interest paid on deposits and borrowings	$12,290	$10,806
Income taxes paid, net of refunds	$(421)	$—
Supplemental disclosure of noncash investing and financing activities:
Change in net unrealized gains or losses on available-for-sale securities	$(7,642)	$3,289
Amortization of net unrealized loss on available-for-sale securities transferred to held-to-maturity	$—	$340

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

Although we believe that the disclosures are adequate and the information presented is not misleading, we suggest that these interim financial statements be read in conjunction with the annual financial statements and the notes thereto included in our 2025 Annual Report on Form 10-K.  In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, which are necessary for a fair presentation of the consolidated financial position, the results of operations, changes in comprehensive income, changes in stockholders’ equity, and cash flows for the periods presented. All material intercompany transactions have been eliminated. The results of these interim periods may not be indicative of the results for the full year or for any other period.

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

Page-7

Segment revenue, profit or loss, significant segment expenses and other segment items	Three months ended
(in thousands)	March 31, 2026	December 31, 2025	March 31, 2025
Community banking segment:
Interest income	$42,795	$41,832	$35,239
Non-interest income	3,238	(67,221)	2,311

Reconciliation of income
All other income[1]	596	573	563
Total consolidated income	46,629	(24,816)	38,113

Less:[2]
Total interest expense	12,493	12,051	11,111
Provision for credit losses on loans	—	300	75
Provision for credit losses on unfunded loan commitments	—	185	—
Non-interest expense
Salaries and related benefits	13,184	11,153	11,838
Occupancy and equipment	2,099	2,097	2,106
Data processing	1,154	996	1,079
Professional services	938	1,146	784
Federal Deposit Insurance Corporation insurance	730	539	388
Information technology	515	532	413
Charitable contributions	437	82	403
Directors' expense	285	283	304
Depreciation and amortization	263	331	322
Amortization of core deposit intangible	200	211	227
Deposit network fees	149	127	114
Other expense	2,135	2,072	2,036
Segment income (loss)	12,047	(56,921)	6,913

Reconciliation of segment income
All other income[1]	450	454	432
Income (loss) before income taxes	$11,597	$(57,375)	$6,481
[1]All other income and loss from segment below the quantitative thresholds are attributable to one operating segment of the Bank, the Wealth Management and Trust Services, which does not meet the quantitative thresholds for presenting reportable segments. Expenses of Wealth Management and Trust Services are comprised of salary and employee benefits, professional services, data processing, occupancy and equipment and other expenses totaling $450 thousand, $454 thousand and $432 thousand for the three months ended March 31, 2026, December 31, 2025 and March 31, 2025, respectively,

[2]The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.

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

Page-8

	Three months ended
(in thousands, except per share data)	March 31, 2026	March 31, 2025
Weighted average basic common shares outstanding	15,925	15,977
Potentially dilutive common shares related to:
Stock options	1	—
Unvested restricted stock awards	47	25
Weighted average diluted common shares outstanding	15,973	16,002
Net income	$8,510	$4,876
Basic income per common share	$0.53	$0.31
Diluted income per common share	$0.53	$0.30
Weighted average anti-dilutive common shares and unvested restricted shares not included in the calculation of diluted EPS	188	274
Note 2: Recently Adopted and Issued Accounting Standards

Accounting Standards Adopted in 2026

We have not adopted any new accounting standards during three months ended March 31, 2026.

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
Page-9

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

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measurement Categories: Changes in Fair Value Recorded In1
March 31, 2026
Securities available-for-sale:
Commercial mortgage-backed securities, mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$1,252,460	$—	$1,252,460	$—	OCI
Debentures of government sponsored agencies	$23,561	$—	$23,561	$—	OCI
Obligations of state and political subdivisions	$50,170	$—	$50,170	$—	OCI
Derivative financial assets (interest rate contracts)	$163	$—	$163	$—	NI
Derivative financial liabilities (interest rate contracts)	$2	$—	$2	$—	NI
December 31, 2025
Securities available-for-sale:
Commercial mortgage-backed securities, mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$1,250,230	$—	$1,250,230	$—	OCI
Debentures of government sponsored agencies	$23,694	$—	$23,694	$—	OCI
Obligations of state and political subdivisions	$53,888	$—	$53,888	$—	OCI
Derivative financial assets (interest rate contracts)	$148	$—	$148	$—	NI
Derivative financial liabilities (interest rate contracts)	$11	$—	$11	$—	NI
 1 Other comprehensive income ("OCI") or net income ("NI").

Available-for-sale securities are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of available-for-sale securities. If quoted market prices are not available, we obtain pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity and credit spreads (Level 2).   Level 2 securities include obligations of state and political subdivisions, U.S. agencies or
Page-10

government-sponsored agencies' debt securities, mortgage-backed securities, government agency-issued securities, and corporate bonds. As of March 31, 2026 and December 31, 2025, there were no Level 3 securities.

The Bank did not hold any held-to-maturity securities at March 31, 2026. We did not record any credit loss expense on held-to-maturity securities during the three months ended March 31, 2025. Fair value of held-to-maturity securities is determined using the same techniques discussed above for available-for-sale securities.

On a recurring basis, derivative financial instruments are recorded at fair value, which is based on the income approach using observable Level 2 market inputs, reflecting market expectations of future interest rates as of the measurement date.  Standard valuation techniques are used to calculate the present value of the future expected cash flows assuming an orderly transaction. Valuation adjustments may be made to reflect both our own credit risk and the counterparties’ credit risk in determining the fair value of the derivatives. These unobservable inputs are not considered significant inputs to the fair value measurement overall. Level 2 inputs for the valuations are limited to observable market prices for Secured Overnight Financing Rate ("SOFR") and Overnight Index Swap ("OIS") rates (for the very short term), quoted prices for SOFR futures contracts, observable market prices for SOFR and OIS swap rates, and one-month and three-month SOFR basis spreads at commonly quoted intervals. Mid-market pricing of the inputs is used as a practical expedient in the fair value measurements.  We project spot rates at reset days specified by each swap contract to determine future cash flows, then discount to present value using OIS curves as of the measurement date.  When the value of any collateral placed with counterparties is less than the interest rate derivative liability, a credit valuation adjustment ("CVA") is applied to reflect the credit risk we pose to counterparties.  We have used the spread between the Standard & Poor's BBB rated U.S. Bank Composite rate and SOFR for the closest maturity term corresponding to the duration of the swaps to derive the CVA. Because there is little to no counterparty risk, we did not incorporate credit adjustments from our assessment of the counterparty credit risk in determining fair value. For further discussion on our methodology for valuing our derivative financial instruments, refer to Note 10, Derivative Financial Instruments and Hedging Activities, to the consolidated financial statements in this Form 10-Q.

Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets, such as individually analyzed loans that are collateral dependent and other real estate owned ("OREO"). As of March 31, 2026 and December 31, 2025, we carried assets measured at fair value on a non-recurring basis totaling $8.4 million and $18.9 million, respectively, which were all individually analyzed loans that are collateral dependent (Level 3) net of specific allowances of $17 thousand and $7.2 million, respectively.

(in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of March 31, 2026 and December 31, 2025, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in this note). The carrying amounts in the following table are recorded in the consolidated statements of condition under the indicated captions. Further, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements such as bank-owned life insurance policies ("BOLI"), lease obligations and non-maturity deposit liabilities. Additionally, we held shares of Federal Home Loan Bank ("FHLB") of San Francisco stock at cost as of March 31, 2026 and December 31, 2025. There were no impairments or changes resulting from observable price changes in orderly transactions for the identical or similar investments of the same issuer as of March 31, 2026 or December 31, 2025. See further discussion on values within Note 4, Investment Securities, to the consolidated financial statements in this Form 10-Q.

	March 31, 2026			December 31, 2025
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets (recorded at amortized cost)
Cash and cash equivalents	$236,644	$236,644	Level 1	$225,303	$225,303	Level 1
Loans, net of allowance for credit losses	2,092,896	2,049,126	Level 3	2,090,764	2,043,150	Level 3
Interest receivable	11,516	11,516	Level 2	11,561	11,561	Level 2
Financial liabilities (recorded at amortized cost)
Time deposits	180,135	180,410	Level 2	205,686	206,040	Level 2
Subordinated notes	43,905	44,436	Level 2	43,857	44,852	Level 2
Interest payable	2,275	2,275	Level 2	2,072	2,072	Level 2

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

The value of off-balance-sheet financial instruments is estimated based on the fee income associated with the commitments, which in the absence of credit exposure, is considered to approximate their settlement value. The fair value of commitment fees was not material as of March 31, 2026 or December 31, 2025.

Note 4:  Investment Securities

Our investment securities portfolio consists of obligations of state and political subdivisions and debentures of U.S. government-sponsored enterprises ("GSEs"), such as the Federal National Mortgage Association ("FNMA"), Federal Farm Credit Banks Funding Corporation ("FFCB") and Federal Home Loan Bank ("FHLB"). We also invest in residential and commercial mortgage-backed securities (“MBS”/"CMBS") and collateralized mortgage obligations (“CMOs”) issued or guaranteed by government agencies and GSEs, as reflected in the following table.

Held-to-maturity:	Amortized Cost [1]	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized	Fair Value
The Bank did not hold any HTM securities at March 31, 2026. In the fourth quarter of 2025, the Bank completed a balance sheet repositioning and reclassified its HTM portfolio into AFS. The Bank then sold securities with a book value of $593.2 million at a pre-tax loss of $69.5 million.

Obligations of state and political subdivisions	Corporate bonds
A summary of the amortized cost, fair value and allowance for credit losses related to securities available-for-sale as of March 31, 2026 and December 31, 2025 is presented below.

Available-for-sale:	Amortized Cost [1]	Gross Unrealized		Allowance for Credit Losses	Fair Value
(in thousands)		Gains	(Losses)
March 31, 2026
Securities of Government Agencies and GSEs:
CMBS issued by FHLMC[2], FNMA[3] and GNMA[4]	$489,267	$378	$(13,348)	$—	$476,297
CMOs issued by FHLMC, FNMA and GNMA	190,704	435	(1,280)	—	189,859
MBS pass-through securities issued by FHLMC, FNMA and GNMA	591,893	275	(5,864)	—	586,304
Debentures of government- sponsored enterprises	29,988	—	(6,427)	—	23,561
Obligations of state and political subdivisions	58,130	—	(7,960)	—	50,170
Total available-for-sale	$1,359,982	$1,088	$(34,879)	$—	$1,326,191
December 31, 2025
Securities of Government Agencies and GSEs:
CMBS issued by FHLMC, FNMA and GNMA	$470,598	$1,052	$(12,347)	$—	$459,303
CMOs issued by FHLMC, FNMA and GNMA	208,752	818	(949)	—	208,621
MBS pass-through securities issued by FHLMC, FNMA and GNMA	583,409	1,639	(2,742)	—	582,306
Debentures of government- sponsored enterprises	29,988	—	(6,294)	—	23,694
Obligations of state and political subdivisions	61,214	—	(7,326)	—	53,888
Total available-for-sale	$1,353,961	$3,509	$(29,658)	$—	$1,327,812
[1] Amortized cost and fair value exclude accrued interest receivable of $4.6 million and $4.8 million at March 31, 2026 and December 31, 2025, respectively, which is included in interest receivable and other assets in the consolidated statements of condition.
[2] Federal Home Loan Mortgage Corporation
[3] Federal National Mortgage Association
[4] Government National Mortgage Association

Page-12

The amortized cost and fair value of investment debt securities by contractual maturity at March 31, 2026 and December 31, 2025 are shown below. Expected maturities may differ from contractual maturities if the issuers of the securities have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2026		December 31, 2025
	Available-for-Sale		Available-for-Sale
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$18,334	$18,300	$21,905	$21,884
After one but within five years	299,652	298,682	277,409	277,643
After five years through ten years	424,780	411,814	366,118	364,430
After ten years	617,216	597,395	688,529	663,855
Total	$1,359,982	$1,326,191	$1,353,961	$1,327,812

There were no sales of investment securities in the first quarters of 2026 or 2025.

Three months ended
The reported values of pledged investment securities are shown in the following table.

(in thousands)	March 31, 2026	December 31, 2025
Pledged to the State of California:
Secure public deposits in compliance with the Local Agency Security Program	$299,849	$311,543
Collateral for trust deposits	1,000	1,010
Collateral for Wealth Management and Trust Services checking account	1,250	1,260
Total investment securities pledged to the State of California	302,099	313,813
Bankruptcy trustee deposits pledged with Federal Reserve Bank	1,967	1,992
Pledged to FHLB Securities-Backed Credit Program	214,610	224,787
Pledged to the Federal Reserve Discount Window	279,808	297,610
Total pledged investment securities	$798,484	$838,202

There were 181 and 114 securities in unrealized loss positions at March 31, 2026 and December 31, 2025, respectively. Those securities are summarized and classified according to the duration of the loss period in the tables below:

March 31, 2026	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale:
CMBS issued by FHLMC, FNMA and GNMA	$271,207	$(960)	$115,882	$(12,388)	$387,089	$(13,348)
CMOs issued by FHLMC, FNMA and GNMA	73,579	(478)	15,784	(802)	89,363	(1,280)
MBS pass-through securities issued by FHLMC, FNMA and GNMA	515,415	(3,476)	13,081	(2,388)	528,496	(5,864)
Debentures of government- sponsored agencies	—	—	23,561	(6,427)	23,561	(6,427)
Obligations of state and political subdivisions	6,764	(64)	43,406	(7,896)	50,170	(7,960)
Total available-for-sale	866,965	(4,978)	211,714	(29,901)	1,078,679	(34,879)
Total securities at loss position	$866,965	$(4,978)	$211,714	$(29,901)	$1,078,679	$(34,879)
Page-13

December 31, 2025	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale:
CMBS issued by FHLMC, FNMA and GNMA	$142,774	$(218)	$108,282	$(12,129)	$251,056	$(12,347)
CMOs issued by FHLMC, FNMA and GNMA	27,833	(165)	36,861	(784)	64,694	(949)
MBS pass-through securities issued by FHLMC, FNMA and GNMA	113,487	(386)	13,574	(2,356)	127,061	(2,742)
Debentures of government- sponsored agencies	—	—	23,693	(6,294)	23,693	(6,294)
Obligations of state and political subdivisions	247	(3)	50,616	(7,323)	50,863	(7,326)
Total available-for-sale	$284,341	$(772)	$233,026	$(28,886)	$517,367	$(29,658)

As of March 31, 2026, the investment portfolio included 70 investment securities that had been in a continuous loss position for twelve months or more and 111 investment securities that had been in a loss position for less than twelve months.

Securities issued by government-sponsored enterprises, such as FNMA and FHLMC, usually have implicit credit support from the U.S. federal government. However, since 2008, FNMA and FHLMC have been under government conservatorship and, therefore, contractual cash flows for these investments carry explicit guarantees by the U.S. federal government while FNMA and FHLMC remain under conservatorship. Securities issued by GNMA have explicit credit guarantees by the U.S. federal government, which protects us from credit losses on the contractual cash flows of the securities.
Our investments in obligations of state and political subdivision bonds are deemed creditworthy after our comprehensive analysis of the issuers' latest financial information, credit ratings by major credit agencies, and/or credit enhancements.
No allowances for credit losses have been recognized on available-for-sale securities in an unrealized loss position, as management does not believe any of the securities are impaired due to credit risk factors at either March 31, 2026 or December 31, 2025. In addition, for any available-for-sale securities in an unrealized loss position at March 31, 2026 and December 31, 2025, the Bank assessed whether it intended to sell the securities, or if it was more likely than not that it would be required to sell the securities before recovery of its amortized cost basis, which would require a write-down to fair value through net income. Because the Bank did not intend to sell those securities that were in an unrealized loss position, and it was not more-likely-than-not that the Bank would be required to sell the securities before recovery of their amortized cost bases, the Bank determined that no write-down was necessary as of the reporting date.

Non-Marketable Securities Included in Other Assets

FHLB Capital Stock

As a member of the FHLB, we are required to maintain a minimum investment in FHLB capital stock as determined by the Board of Directors of the FHLB. The minimum investment requirements can increase in the event we increase our borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. On January 2, 2026 FHLB converted its legacy Class B stock into Membership-based stock ("Class B-1"), which is tied to membership asset requirements, and Activity-based stock ("Class B-2"), which is tied to borrowing activity. We held $16.7 million of Class B-1 shares and no Class B-2 shares included in other assets on the consolidated statements of condition at March 31, 2026. We held $16.7 million of FHLB stock at December 31, 2025. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks, and they do not have a readily determinable market value. Based on our analysis of FHLB's financial condition and certain qualitative factors, we determined that the FHLB stock was not impaired at March 31, 2026 and December 31, 2025. On April 24, 2026, FHLB announced a cash dividend on their Class B-1 stock for the first quarter of 2026 at an annualized dividend rate of 4.75% to be distributed in mid-May 2026. Cash dividends paid on FHLB capital stock are recorded as non-interest income.
Page-14

Note 5:  Loans and Allowance for Credit Losses on Loans

The following table presents the amortized cost of loans by portfolio class as of March 31, 2026 and December 31, 2025.

(in thousands)	March 31, 2026	December 31, 2025
Commercial and industrial	$159,028	$159,898
Real estate:
Commercial owner-occupied	308,905	310,219
Commercial non-owner occupied	1,373,332	1,366,251
Construction	14,215	15,101
Home equity	98,445	99,222
Other residential	105,502	110,614
Installment and other consumer loans	56,292	59,548
Total loans, at amortized cost [1]	2,115,719	2,120,853
Allowance for credit losses on loans	(22,823)	(30,089)
Total loans, net of allowance for credit losses on loans	$2,092,896	$2,090,764
1 Amortized cost includes net deferred loan origination costs of $2.2 million and $2.2 million at March 31, 2026 and December 31, 2025, respectively. Amounts are also net of unrecognized purchase discounts of $1.0 million and $1.3 million at March 31, 2026 and December 31, 2025, respectively. Amortized cost excludes accrued interest, which totaled $6.9 million and $6.8 million at March 31, 2026 and December 31, 2025, respectively, and is included in interest receivable and other assets in the consolidated statements of condition.

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
Page-15

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

The following tables present the loan portfolio by loan portfolio class, origination/renewal year and internal risk rating as of March 31, 2026 and December 31, 2025. The current year vintage table reflects year to date gross charge-offs by loan portfolio class and year of origination. Generally, existing term loans that were re-underwritten are reflected in the table in the year of renewal. Lines of credit that have a conversion feature at the time of origination, such as construction to perm loans, are presented by year of origination.
Page-16

(in thousands)	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
March 31, 2026	2026	2025	2024	2023	2022	Prior		Total
Commercial and industrial:
Pass and Watch	$2,617	$32,446	$5,825	$14,095	$5,634	$21,372	$63,123	$145,112
Special Mention	—	1,001	2,330	—	—	72	10,471	13,874
Substandard	—	28	13	—	—	—	1	42
Total commercial and industrial	$2,617	$33,475	$8,168	$14,095	$5,634	$21,444	$73,595	$159,028
Gross current period charge-offs	$—	$(19)	$—	$—	$—	$—	$(53)	$(72)
Commercial real estate, owner-occupied:
Pass and Watch	$7,354	$25,852	$12,011	$10,914	$35,417	$165,568	$305	$257,421
Special Mention	161	7,226	$—	—	4,038	36,961		48,386
Substandard	—	—	—	—	3,098	—	—	3,098
Total commercial real estate, owner-occupied	$7,515	$33,078	$12,011	$10,914	$42,553	$202,529	$305	$308,905
Commercial real estate, non-owner occupied:
Pass and Watch	$51,335	$235,643	$98,230	$49,896	$154,212	$698,268	$14,336	$1,301,920
Special Mention	3,797	18,334	$1,020	—	—	34,020	—	57,171
Substandard	—	2,621	—	—	—	11,620	—	14,241
Total commercial real estate, non-owner occupied	$55,132	$256,598	$99,250	$49,896	$154,212	$743,908	$14,336	$1,373,332
Gross current period charge-offs	$—	$—	$—	$—	$—	$(7,192)	$—	$(7,192)
Construction:
Pass and Watch	$427	$5,381	$8,407	$—	$—	$—	$—	$14,215
Total construction	$427	$5,381	$8,407	$—	$—	$—	$—	$14,215
Home equity:
Pass and Watch	$—	$96	$45	$13	$—	$592	$97,415	$98,161
Substandard	—	—	—	—	—	158	126	284
Total home equity	$—	$96	$45	$13	$—	$750	$97,541	$98,445
Other residential:
Pass and Watch	$300	$2,963	$12,285	$15,130	$17,161	$57,593	$—	$105,432
Substandard	—	—	—	70	—	—	—	70
Total other residential	$300	$2,963	$12,285	$15,200	$17,161	$57,593	$—	$105,502
Installment and other consumer:
Pass and Watch	$1,812	$9,724	$12,591	$9,230	$6,844	$14,342	$1,545	$56,088
Substandard	—	—	—	176	—	28	—	204
Total installment and other consumer	$1,812	$9,724	$12,591	$9,406	$6,844	$14,370	$1,545	$56,292
Gross current period charge-offs	$—	$—	$—	$—	$—	$—	$(2)	$(2)
Total loans:
Pass and Watch	$63,845	$312,105	$149,394	$99,278	$219,268	$957,735	$176,724	$1,978,349
Total Special Mention	$3,958	$26,561	$3,350	$—	$4,038	$71,053	$10,471	$119,431
Total Substandard	$—	$2,649	$13	$246	$3,098	$11,806	$127	$17,939
Totals	$67,803	$341,315	$152,757	$99,524	$226,404	$1,040,594	$187,322	$2,115,719
Total gross current period charge-offs	$—	$(19)	$—	$—	$—	$(7,192)	$(55)	$(7,266)

(in thousands)	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
December 31, 2025	2025	2024	2023	2022	2021	Prior		Total
Commercial and industrial:
Pass and Watch	$32,723	$5,735	$15,069	$6,002	$632	$22,238	$62,490	$144,889
Special Mention	1,002	2,392	—	—	—	102	10,925	14,421
Substandard	19	520	—	—	—	—	49	588
Total commercial and industrial	$33,744	$8,647	$15,069	$6,002	$632	$22,340	$73,464	$159,898
Commercial real estate, owner-occupied:
Pass and Watch	$25,844	$12,158	$11,858	$35,709	$42,288	$132,766	$284	$260,907
Special Mention	7,275	—	367	4,092	18,153	14,461	—	44,348
Page-17

(in thousands)	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
December 31, 2025	2025	2024	2023	2022	2021	Prior		Total
Substandard	1,513	—	—	3,137	—	314	—	4,964
Total commercial real estate, owner-occupied	$34,632	$12,158	$12,225	$42,938	$60,441	$147,541	$284	$310,219
Commercial real estate, non-owner occupied:
Pass and Watch	$238,253	$99,947	$53,969	$155,608	$189,703	$531,672	$12,022	$1,281,174
Special Mention	21,857	—	—	—	—	37,399	—	59,256
Substandard	—	—	—	—	—	25,821	—	25,821
Total commercial real estate, non-owner occupied	$260,110	$99,947	$53,969	$155,608	$189,703	$594,892	$12,022	$1,366,251
Construction:
Pass and Watch	$4,602	$10,499	$—	$—	$—	$—	$—	$15,101
Total construction	$4,602	$10,499	$—	$—	$—	$—	$—	$15,101
Home equity:
Pass and Watch	$97	$44	$13	$—	$—	$630	$97,976	$98,760
Substandard	—	—	—	—	—	161	301	462
Total home equity	$97	$44	$13	$—	$—	$791	$98,277	$99,222
Other residential:
Pass and Watch	$2,971	$15,899	$15,479	$17,745	$9,280	$49,168	$—	$110,542
Substandard	—	—	72	—	—	—	—	72
Total other residential	$2,971	$15,899	$15,551	$17,745	$9,280	$49,168	$—	$110,614
Installment and other consumer:
Pass and Watch	$10,515	$13,253	$9,858	$8,057	$6,553	$9,447	$1,661	$59,344
Substandard	—	—	176	—	—	28	—	204
Total installment and other consumer	$10,515	$13,253	$10,034	$8,057	$6,553	$9,475	$1,661	$59,548
Total loans:
Pass and Watch	$315,005	$157,535	$106,246	$223,121	$248,456	$745,921	$174,433	$1,970,717
Total Special Mention	$30,134	$2,392	$367	$4,092	$18,153	$51,962	$10,925	$118,025
Total Substandard	$1,532	$520	$248	$3,137	$—	$26,324	$350	$32,111
Totals	$346,671	$160,447	$106,861	$230,350	$266,609	$824,207	$185,708	$2,120,853

Page-18

The following table shows the amortized cost of loans by portfolio class, payment aging and non-accrual status as of March 31, 2026 and December 31, 2025.

Loan Aging Analysis by Class
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, non-owner occupied	Construction	Home equity	Other residential	Installment and other consumer	Total
March 31, 2026
30-59 days past due	$340	$—	$—	$—	$82	$257	$—	$679
60-89 days past due	6	—	—	—	—	—	2	8
90 days or more past due [1]	23	—	8,118	—	—	70	204	8,415
Total past due	369	—	8,118	—	82	327	206	9,102
Current	158,659	308,905	1,365,214	14,215	98,363	105,175	56,086	2,106,617
Total loans [1]	$159,028	$308,905	$1,373,332	$14,215	$98,445	$105,502	$56,292	$2,115,719
Non-accrual loans [2]	$29	$—	$8,118	$—	$223	$70	$204	$8,644
Non-accrual loans with no allowance	$—	$—	$8,118	$—	$223	$—	$204	$8,545
December 31, 2025
30-59 days past due	$76	$—	$—	$—	$381	$—	$1,070	$1,527
60-89 days past due	66	—	1,250	—	—	—	—	1,316
90 days or more past due [1]	19	77	8,118	—	—	72	204	8,490
Total past due	161	77	9,368	—	381	72	1,274	11,333
Current	159,737	310,142	1,356,882	15,102	98,841	110,542	58,274	2,109,520
Total loans [1]	$159,898	$310,219	$1,366,250	$15,102	$99,222	$110,614	$59,548	$2,120,853
Non-accrual loans [2]	$524	$314	$25,387	$—	$401	$72	$204	$26,902
Non-accrual loans with no allowance	$—	$314	$8,822	$—	$401	$—	$204	$9,741
1 There were no non-performing loans over 90 days past due and accruing interest as of March 31, 2026 or December 31, 2025.
2 None of the non-accrual loans as of March 31, 2026 or December 31, 2025 were earning interest on a cash or accrual basis. We reversed $1 thousand in accrued interest income for loans that were placed on non-accrual status during the three months ended March 31, 2026. We reversed accrued interest income of $33 thousand for loans that were placed on non-accrual status during the three months ended March 31, 2025.

Collateral Dependent Loans

The following table presents the amortized cost basis of individually analyzed collateral-dependent loans, which were all on non-accrual status, by portfolio class at March 31, 2026 and December 31, 2025.

	Amortized Cost by Collateral Type
(in thousands)	Commercial Real Estate	Residential Real Estate	Other	Total [1]	Allowance for Credit Losses
March 31, 2026
Commercial real estate, non-owner occupied	$8,118	$—	$—	$8,118	$—
Home equity	—	223	—	223	—
Other residential	—	70	—	70	17
Total	$8,118	$293	$—	$8,411	$17
December 31, 2025
Commercial real estate, owner-occupied	$314	$—	$—	$314	$—
Commercial real estate, non-owner occupied	25,387	—	—	25,387	7,226
Home equity	—	401	—	401	—
Other residential	—	72	—	72	18
Total	$25,701	$473	$—	$26,174	$7,244
1 There were no collateral-dependent residential real estate mortgage loans in process of foreclosure or in substance repossessed at March 31, 2026 and December 31, 2025. The weighted average loan-to-value of real estate secured collateral dependent loans was approximately 64% at March 31, 2026 and 106% at December 31, 2025.

Loan Modifications to Borrowers Experiencing Financial Difficulty

There were no modifications of loans during the three months ended March 31, 2026 or March 31, 2025 requiring disclosure.

Page-19

Allocation of the Allowance for Credit Losses on Loans

The following table presents the details of the allowance for credit losses on loans segregated by loan portfolio class as of March 31, 2026 and December 31, 2025.

Allocation of the Allowance for Credit Losses on Loans
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, non-owner occupied	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
March 31, 2026
Modeled expected credit losses	$1,401	$1,474	$8,065	$35	$684	$955	$630	$—	$13,244
Qualitative adjustments	584	978	6,262	169	80	2	115	1,343	9,533
Specific allocations	29	—	—	—	—	17	—	—	46
Total	$2,014	$2,452	$14,327	$204	$764	$974	$745	$1,343	$22,823
December 31, 2025
Modeled expected credit losses	$1,512	$1,553	$8,449	$38	$736	$1,059	$697	$—	$14,044
Qualitative adjustments	522	901	5,802	161	67	2	106	1,185	8,746
Specific allocations	55	—	7,226	—	—	18	—	—	7,299
Total	$2,089	$2,454	$21,477	$199	$803	$1,079	$803	$1,185	$30,089

Allowance for Credit Losses on Loans Rollforward

The following table discloses activity in the allowance for credit losses on loans for the periods presented.

Allowance for Credit Losses on Loans Rollforward
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, non-owner occupied	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
Three months ended March 31, 2026
Beginning balance	$2,089	$2,454	$21,477	$199	$803	$1,079	$803	$1,185	$30,089
(Reversal) Provision	(3)	(2)	42	5	(39)	(105)	(56)	158	—
(Charge-offs)	(72)	—	(7,192)	—	—	—	(2)	—	(7,266)
Recoveries	—	—	—	—	—	—	—	—	—
Ending balance	$2,014	$2,452	$14,327	$204	$764	$974	$745	$1,343	$22,823
Three months ended March 31, 2025
Beginning balance	$1,576	$2,361	$22,093	$638	$684	$1,141	$908	$1,255	$30,656
(Reversal) Provision	(68)	(42)	477	(222)	14	(67)	(8)	(9)	75
(Charge-offs)	—	—	(809)	—	—	—	(16)	—	(825)
Recoveries	—	—	—	—	—	—	—	—	—
Ending balance	$1,508	$2,319	$21,761	$416	$698	$1,074	$884	$1,246	$29,906

Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $1.435 billion and $1.396 billion at March 31, 2026 and December 31, 2025, respectively. In addition, we pledge eligible residential loans, which totaled $53.3 million and $97.2 million at March 31, 2026 and December 31, 2025, respectively, to secure our borrowing capacity with the Federal Reserve Bank ("FRB"). For additional information, see Note 6, Borrowings and Other Obligations.

Related Party Loans

The Bank has, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders and their businesses or associates. These transactions, including loans, are granted on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with persons not related to us. Likewise, these transactions do not involve more than the normal risk of collectability or present other unfavorable features. Related party loans totaled $3.6 million and $3.6 million as of March 31, 2026 and December 31, 2025, respectively. In addition, undisbursed commitments to related parties totaled $10 thousand as of both March 31, 2026 and December 31, 2025,
Page-20

Note 6: Borrowings and Other Obligations

Federal Reserve Bank: The Bank had a line of credit through the Discount Window at the Federal Reserve Bank of San Francisco ("FRBSF") totaling $325.4 million and $344.7 million as of March 31, 2026 and December 31, 2025, respectively, secured by investment securities and residential loans.

Federal Home Loan Bank: The Bank had lines of credit with the FHLB totaling $976.1 million and $967.2 million as of March 31, 2026 and December 31, 2025, respectively, based on eligible collateral of certain loans and investment securities.

Federal Funds Lines of Credit: The Bank had unsecured lines of credit with correspondent banks for overnight borrowings totaling $140.0 million as of both March 31, 2026 and December 31, 2025.  In general, interest rates on these lines approximate the federal funds target rate.

Subordinated Notes: On November 19, 2025, the Company issued Fixed-to-Floating Subordinated Notes (“2035 Notes”) of $45.0 million with a final maturity date of December 1, 2035, to certain investors in a private placement. The 2035 Notes have an initial fixed interest rate of 6.75% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, commencing on June 1, 2026. See Note 9: Subordinated Notes.

Other Obligations: Finance lease liabilities totaling $668 thousand and $709 thousand as of March 31, 2026 and December 31, 2025, respectively, are included in borrowings and other obligations in the consolidated statements of condition. Refer to Note 8, Commitments and Contingent Liabilities, for additional information.

The carrying values and weighted average interest rates on borrowings and other obligations as of March 31, 2026 and December 31, 2025 are summarized in the following table.

	March 31, 2026			December 31, 2025
(dollars in thousands)	Carrying Value	Average Balance	Weighted Average Rate	Carrying Value	Average Balance	Weighted Average Rate
FRBSF advances - Discount Window	$—	$—	—%	$—	$—	—%
FHLB short-term borrowings	—	—	—%	—	—	—%
Federal funds lines of credit	—	—	—%	—	—	—%
Subordinated notes	43,905	43,874	7.36%	43,857	5,189	6.98%
Other obligations (finance leases)	668	683	3.67%	709	253	3.52%
Total borrowings and other obligations	$44,573	$44,557	7.31%	$44,566	$5,442	6.82%

Note 7:  Stockholders' Equity

Dividends

On April 23, 2026, Bancorp approved a $0.25 per share cash dividend to shareholders of record at the close of business on May 7, 2026. The dividend is payable on May 14, 2026.

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

Page-21

Under the 2017 Equity Plan, performance-based stock awards (restricted stock) are issued to a selected group of employees. Stock award vesting is contingent upon the achievement of pre-established long-term performance goals set by the Compensation Committee of the Board of Directors. Performance is measured over a three-year period and cliff vested. These performance-based stock awards were granted at a maximum opportunity level, and based on the achievement of the pre-established goals, the actual payouts can range from 0% to 200% of the target award. For performance-based stock awards, an estimate is made of the number of shares expected to vest based on the probability that the performance criteria will be achieved to determine the amount of compensation expense to be recognized. The estimate is re-evaluated quarterly, and total compensation expense is adjusted for any change in the current period.

We record excess tax benefits (deficiencies) resulting from the exercise of non-qualified stock options, the disqualifying disposition of incentive stock options and vesting of restricted stock awards as income tax benefits (expense) in the consolidated statements of comprehensive income (loss) with a corresponding decrease (increase) to current taxes payable.

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

	Three months ended
	March 31, 2026	March 31, 2025
Number of shares withheld	5,994	3,957
Total amount withheld (in thousands)	$150	$96
Weighted-average price	$25.05	$24.22

Share Repurchase Program

On July 24, 2025, the Board of Directors authorized the repurchase of up to $25.0 million of its common stock effective July 24, 2025 through July 31, 2027. There were no repurchases in the three months ended March 31, 2026 and 2025. Bancorp will continue to assess opportunities to utilize the program.

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

Page-22

The contractual amount of unfunded loan commitments and standby letters of credit not reflected in the consolidated statements of condition are as follows:

(in thousands)	March 31, 2026	December 31, 2025
Commercial lines of credit	$220,899	$232,758
Revolving home equity lines	208,640	208,509
Undisbursed construction loans	10,779	13,946
Personal and other lines of credit	8,137	7,900
Standby letters of credit	1,616	1,615
Total unfunded loan commitments and standby letters of credit	$450,071	$464,728

We record an allowance for credit losses on unfunded loan commitments at the balance sheet date based on estimates of the probability that these commitments will be drawn upon according to historical utilization experience of the different types of commitments and expected loss rates determined for pooled funded loans. The allowance for credit losses on unfunded commitments totaled $1.1 million at both March 31, 2026 and December 31, 2025, which is included in interest payable and other liabilities in the consolidated statements of condition. There was no provision for credit losses on unfunded loan commitments in the first quarter of 2026 or 2025.

Leases

We lease premises under long-term non-cancelable operating leases with remaining terms of 3 months to 16 years, 2 months, most of which include escalation clauses and one or more options to extend the lease term, and some of which contain lease termination clauses. Lease terms may include certain renewal options that were considered reasonably certain to be exercised.

We lease certain equipment under finance leases with initial terms of three years to five years. The equipment finance leases do not contain renewal options, bargain purchase options or residual value guarantees.

The following table shows the balances of operating and finance lease right-of-use assets and lease liabilities.

(in thousands)	March 31, 2026	December 31, 2025
Operating leases:
Operating lease right-of-use assets	$22,173	$22,499
Operating lease liabilities	$24,553	$24,747
Finance leases:
Finance lease right-of-use assets	$766	$766
Accumulated amortization	(117)	(73)
Finance lease right-of-use assets, net[1]	$649	$693
Finance lease liabilities [2]	$668	$709
[1] Included in premises and equipment in the consolidated statements of condition.
[2] Included in borrowings and other obligations in the consolidated statements of condition.

The following table shows supplemental disclosures of noncash investing and financing activities for the periods presented.

	Three months ended
(in thousands)	March 31, 2026	March 31, 2025
Right-of-use assets obtained in exchange for operating lease liabilities	$689	$1,090
Right-of-use assets obtained in exchange for finance lease liabilities	$—	$—

Page-23

The following table shows components of operating and finance lease cost.

	Three months ended
(in thousands)	March 31, 2026	March 31, 2025
Operating lease cost [1]	$1,218	$1,185
Finance lease cost:
Amortization of right-of-use assets [2]	$44	$37
Interest on finance lease liabilities [3]	6	1
Total finance lease cost	$50	$38
Total lease cost	$1,268	$1,223
[1] Included in occupancy and equipment expense in the consolidated statements of comprehensive income (loss).
[2] Included in depreciation and amortization in the consolidated statements of comprehensive income (loss).
[3] Included in interest on borrowings and other obligations in the consolidated statements of comprehensive income (loss).

The following table shows the future minimum lease payments, weighted average remaining lease terms, and weighted average discount rates under operating and finance lease arrangements as of March 31, 2026. The discount rates used to calculate the present value of lease liabilities were based on the collateralized FHLB borrowing rates that were commensurate with lease terms and minimum payments on the lease commencement date.

(in thousands)	March 31, 2026
Year	Operating Leases	Finance Leases
2026	$3,615	$145
2027	4,428	188
2028	3,992	183
2029	3,366	183
2030	3,148	15
Thereafter	9,935	—
Total minimum lease payments	28,484	714
Amounts representing interest (present value discount)	(3,931)	(46)
Present value of net minimum lease payments (lease liability)	$24,553	$668
Weighted average remaining term (in years)	7.91	3.79
Weighted average discount rate	3.37%	3.67%

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

Page-24

Note 9: Subordinated Notes

On November 19, 2025, the Company issued Fixed-to-Floating Subordinated Notes (“2035 Notes”) of $45.0 million with a final maturity date of December 1, 2035, to certain investors in a private placement. The 2035 Notes have an initial fixed interest rate of 6.75% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, commencing on June 1, 2026.

From and including December 1, 2030, and thereafter, the 2035 Notes will bear interest at a floating rate. The floating interest rate will reset quarterly and shall be equal to the then current three-month Term SOFR plus 335 basis points, payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, commencing on March 1, 2031. If the then current three-month term SOFR rate is less than zero, the three-month SOFR will be deemed to be zero. Debt issuance cost was $1.2 million, paid upon issuance, and is being amortized through the December 1, 2030 call date. The Company has the right to redeem the 2035 Notes, in whole or in part, on or after December 1, 2030.

At the time of issuance, $30.0 million was downstreamed as common equity to the Bank.

At March 31, 2026, the balance of the 2035 Notes included in the Company’s consolidated statements of condition net of debt issuance cost, was $43.9 million. The amortization of debt issuance cost was $48 thousand for the three months ended March 31, 2026.

The Company was in compliance with all covenants under the terms of the 2035 Notes.

Note 10: Derivative Financial Instruments and Hedging Activities

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

We had three interest rate swap agreements on certain loans with notional values totaling $6.4 million, which are equal to the notional amounts of the hedged loans and are scheduled to mature at various dates ranging from June 2031 to July 2032. The loan interest rate swaps were designated as fair value hedges and allowed us to offer long-term fixed-rate loans to customers without assuming the interest rate risk of a long-term asset. Converting fixed-rate interest payments to floating-rate interest payments, generally benchmarked to the one-month U.S. dollar SOFR index, protects us against changes in the fair value of our loans associated with fluctuating interest rates.

Information on our derivatives follows:

	Asset derivatives		Liability derivatives
(in thousands)	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Loans receivable:
Interest rate contracts - notional amount	$4,846	$5,030	$1,575	$1,643
Interest rate contracts - fair value[1]	$163	$148	$2	$11
1 Refer to Note 3, Fair Value of Assets and Liabilities, for valuation methodology.

The following table presents the carrying amount and associated cumulative basis adjustment related to the application of fair value hedge accounting that is included in the carrying amount of hedged assets as of March 31, 2026 and December 31, 2025.
Page-25

	Carrying Amounts of Hedged Assets		Cumulative Amounts of Fair Value Hedging Adjustments Included in the Carrying Amounts of the Hedged Assets
(in thousands)	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Loans receivable [1]	$6,183	$6,452	$(205)	$(186)
[1] Carrying value equals the amortized cost basis of the loans underlying the hedge relationship, which is the loan balance net of deferred loan origination fees and cost and the fair value hedge adjustment. Amortized cost excludes accrued interest, which was not material.

The following table presents the pretax net gains recognized in interest income related to our fair value hedges for the years presented.

	Three months ended
(in thousands)	March 31, 2026	March 31, 2025
Interest and fees on loans [1]
Increase (decrease) in fair value of interest rate swaps hedging loans receivable	$23	$(106)
Hedged interest earned	16	30
(Decrease) increase in carrying value included in the hedged loans	(19)	111
Decrease in value of yield maintenance agreement	(2)	(2)
Net gain recognized in interest income on loans	$18	$33
[1] Represents the income line item in the statements of comprehensive income (loss) in which the effects of fair value hedges are recorded.
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

Offsetting of Financial Assets and Derivative Assets
		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in
	Gross Amounts	Offset in the	Assets Presented	the Statements of Condition
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Assets[1]	Condition	of Condition[1]	Instruments	Received	Net Amount
March 31, 2026
Derivatives by Counterparty:
Counterparty	$163	$—	$163	$—	$—	$163
Total	$163	$—	$163	$—	$—	$163
December 31, 2025
Derivatives by Counterparty:
Counterparty	$148	$—	$148	$—	$—	$148
Total	$148	$—	$148	$—	$—	$148

Offsetting of Financial Liabilities and Derivative Liabilities
		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in
	Gross Amounts	Offset in the	Liabilities Presented	the Statements of Condition
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Liabilities[1]	Condition	of Condition[1]	Instruments	Pledged	Net Amount
March 31, 2026
Counterparty	$2	$—	$2	$(2)		$—
Total	$2	$—	$2	$(2)	$—	$—
December 31, 2025
Counterparty	$11	$—	$11	$(11)	$—	$—
Total	$11	$—	$11	$(11)	$—	$—
1 Amounts exclude accrued interest on swaps.
For more information on how we account for our interest rate swaps, refer to Note 1 to the Consolidated Financial Statements included in our 2025 Form 10-K filed with the SEC on March 14, 2026.

Page-26

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion of the financial condition and results of operations, which is unaudited, should be read in conjunction with the related unaudited consolidated interim financial statements in this Form 10-Q and with the audited consolidated financial statements and accompanying notes included in our 2025 Annual Report on Form 10-K. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

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

Forward-looking statements are based on management's current expectations regarding economic, legislative, and regulatory issues that may impact Bancorp's earnings in future periods. Factors that could cause future results to vary materially from current management expectations include, but are not limited to, general economic conditions and the economic uncertainty in the United States and abroad, including economic or other disruptions to financial markets, acts of terrorism, war or other conflicts, impacts from inflation, supply chain disruptions, changes in interest rates (including the actions taken by the Federal Reserve to control inflation), California's unemployment rate, deposit flows, real estate values, and expected future cash flows on loans and securities; the impact of adverse developments at other banks, including bank failures, that impact general sentiment regarding the stability and liquidity of banks; costs or effects of acquisitions; competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; natural disasters (such as wildfires and earthquakes in our area); adverse weather conditions; interruptions of utility service in our markets for sustained periods; and other economic, competitive, governmental, regulatory and technological factors (including external fraud and cybersecurity threats) affecting our operations, pricing, products and services; and successful integration of acquisitions.

Important factors that could cause results or performance to differ materially from those expressed in our prior forward-looking statements are detailed in ITEM 1A, Risk Factors section of our 2025 Form 10-K as filed with the SEC, and ITEM 1A Risk Factors herein. Forward-looking statements speak only as of the date they are made. Bancorp undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events.

Critical Accounting Estimates

Critical accounting estimates are those estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation and uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. We consider accounting estimates to be critical to our financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain, (ii) management could have applied different assumptions during the reported period, and (iii) changes in the accounting estimate are reasonably likely to occur in the future and could have a material impact on our financial statements. Our critical estimates include: Allowance for Credit Losses on Loans and Unfunded Commitments, and Fair Value Measurements. Refer to Critical Accounting Estimates in Item 7 of our 2025 Form 10-K for more information.

Page-27

Executive Summary
Net income for the first quarter of 2026 was $8.5 million, compared to net income of $4.9 million for the same quarter in the prior year, and a quarterly loss of $39.5 million in the prior quarter. On a non-GAAP basis, excluding the losses on sale of securities of $69.5 million net of taxes, net income was $9.4 million for the prior quarter. Diluted earnings per share was $0.53 for the first quarter of 2026, compared to diluted earnings per share of $0.30 for the same quarter in the prior year. Diluted loss per share was $(2.49) for the prior quarter and on a non-GAAP basis, excluding the losses on sale of securities of $69.5 million net of taxes, diluted earnings per share was $0.59 for the prior quarter.

Comparable (non-GAAP) Excluding Loss on Sale of Securities

	Three months ended
(in thousands, except per share amounts; unaudited)	March 31, 2026	December 31, 2025	March 31, 2025
Pre-tax, pre-provision net income (loss)
Pre-tax, pre-provision net income (loss) (GAAP)	$11,597	$(56,890)	$6,556
Comparable pre-tax, net income (non-GAAP)[1]	11,597	12,576	6,556
Net income (loss)
Net income (loss) (GAAP)	8,510	(39,541)	4,876
Comparable net income (non-GAAP)[1]	8,510	9,391	4,876
Diluted earnings (loss) per share
Diluted earnings (loss) per share (GAAP)	0.53	(2.49)	0.30
Comparable diluted earnings per share (non-GAAP)[1]	0.53	0.59	0.30
[1] Non-GAAP ratios exclude the loss on security sales, and all other factors unchanged. See complete Reconciliation of GAAP and Non-GAAP Financial Measures below
Related tax benefit calculated using blended statutory rate of 29.56%
The following are highlights of our operating and financial performance for the periods presented. Additional performance details can be found on the pages that follow.

•The tax-equivalent net interest margin increased to 3.24% in the first quarter of 2026 from 3.18% in the prior quarter, an improvement of 6 basis points. The increase was largely due to the effects of the securities repositioning in the fourth quarter of 2025, which provided a 21 basis point increase in annualized net interest margin for the first quarter over the prior quarter. The tax-equivalent net interest margin for the three months ended March 31, 2026 improved 47 basis points over the same period of the prior year due to the increase in deposits at a decreased average cost, higher average loan balances and rates, and the favorable impact of the securities repositioned in the second and fourth quarters of 2025, which resulted in higher yielding assets during the three months ended March 31, 2026.

•Despite a reduction in the average cost of interest bearing deposits from 2.16% to 2.10% in the first quarter of 2026 compared to the prior quarter, the average cost of total deposits remained flat at 1.35% due to a reduction in non-interest bearing deposits. Non-interest bearing deposits continued to make up a strong portion of total deposits at 35.9% as of March 31, 2026, compared to 36.7% as of December 31, 2025.

•Total deposits were $3.428 billion as of March 31, 2026, compared to $3.416 billion as of December 31, 2025, an increase of $12.6 million, due largely to inflows from existing customers as well as new relationships to the Bank in the first quarter. This growth excludes the additional $27.3 million in one-way sell deposits that were held off-balance sheet at March 31, 2026.

•Net available contingent funding sources, including unrestricted cash, unencumbered available-for-sale securities and total available borrowing capacity was $2.185 billion, or 64% of total deposits and 221% of estimated uninsured and/or uncollateralized deposits as of March 31, 2026.

•Loans totaled $2.116 billion as of March 31, 2026, a decrease of $5.1 million from December 31, 2025. Loan fundings during first quarter of 2026 were $60.8 million compared to $47.4 million in the first quarter of 2025.

Page-28

•During the quarter, we worked diligently to improve our credit quality. We sold our longest tenured classified and non-accrual loans totaling $16.3 million, which were downgraded to substandard in 2021, and moved to non-accrual in 2024. At that time, we took specific reserves of $7.3 million based on property valuations. The note sales proceeds validated our reserve assumptions, with the charge-offs equaling the specific amounts reserved. While other workouts were offset by new downgrades, the impact of the note sales on credit quality metrics was substantial: Non-accrual loans declined from 1.27% of assets to 0.41%, and the ratio of classified to total loans decreased from 1.51% to 0.85%. Notably, following the note sales virtually all remaining non-accrual balances are comprised of one non-owner occupied commercial real estate loan that has no loss expectations based on underlying valuation and cash flow.

•There was no provision for credit losses on loans in the first quarter of 2026 compared to a provision of $300 thousand in the prior quarter. The allowance for credit losses was 1.08% and 1.42% of total loans at March 31, 2026 and December 31, 2025, respectively due to the $7.2 million of charge‑offs taken against the specific reserves on the two loans sold, noted above. The charge-offs were fully offset by specific reserves already in place. All other factors considered, no provision was recorded for the period.

Performance and other financial ratios:

The following table summarizes GAAP and non-GAAP results for return on average assets ("ROA"), return on average equity ("ROE") and the efficiency ratio for comparable periods. All GAAP ratios were significantly impacted by the securities sales in the fourth quarter of 2025. Non-GAAP ratios exclude the loss on security sales, with all other factors unchanged. See Reconciliation of GAAP and Non-GAAP Financial Measures below.

Comparable (non-GAAP) Excluding Loss on Sale of Securities

	Three months ended
(unaudited)	March 31, 2026	December 31, 2025	March 31, 2025
Return on average assets
Return on average assets (GAAP)	0.87%	(4.00)%	0.53%
Comparable return on average assets (non-GAAP)[1]	0.87%	0.95%	0.53%
Return on average equity
Return on average equity (GAAP)	8.67%	(36.79)%	4.52%
Comparable return on average equity (non-GAAP)[1]	8.67%	8.74%	4.52%
Efficiency ratio
Efficiency ratio (GAAP)	66.03%	(54.31)%	75.72%
Comparable efficiency ratio (non-GAAP)1	66.03%	61.42%	75.72%
[1] Non-GAAP ratios exclude the loss on security sales, and all other factors unchanged. See complete Reconciliation of GAAP and Non-GAAP Financial Measures below
Related tax benefit calculated using blended statutory rate of 29.56%

•Return on average assets ("ROA") and return on average equity ("ROE") was 0.87%, and 8.67%, respectively, and increased on a GAAP basis from the prior quarter primarily due to increased net income. ROA and ROE on a non-GAAP basis both decreased slightly from the prior quarter mainly due to decreased non-GAAP income quarter over quarter. The efficiency ratio on a non-GAAP basis, from the prior quarter slightly worsened from last quarter due to increased non-interest expense, mainly within salaries and related benefits and due to the annual charitable contributions in the first quarter of 2026.

•Capital was above well-capitalized regulatory thresholds with Bancorp's and the Bank's total risk-based capital ratios of 15.26% and 14.09%, respectively, as of March 31, 2026. Our capital plan and point-in-time capital stress tests indicate that Bank of Marin and Bancorp capital ratios will remain above regulatory well-capitalized and internal policy minimums throughout a five-year forecast horizon and across stress scenarios such as additional unrealized losses on the investment portfolio, additional deposit growth or decline, loan credit quality deterioration, and potential share repurchases.

•Bancorp's tangible common equity to tangible assets ("TCE ratio") was 8.33% as of March 31, 2026, and the Bank's TCE ratio was 8.70%.

Page-29

•The Board of Directors approved a cash dividend of $0.25 per share on April 23, 2026, which represents the 84th consecutive quarterly dividend paid by Bancorp. The dividend is payable on May 14, 2026, to shareholders of record at the close of business on May 7, 2026.

1 Refer to the discussion and reconciliation of this non-GAAP financial measure in the section below entitled Statement Regarding Use of Non-GAAP Financial Measures.

Page-30

RESULTS OF OPERATIONS

Highlights of the financial results are presented in the following tables:

	Three months ended
(dollars in thousands, except per share data)	March 31, 2026	December 31, 2025	March 31, 2025
Selected operating data:
Net interest income	$30,302	$29,781	$24,128
Provision for credit losses on loans	—	300	75
Provision of credit losses on unfunded loan commitments	—	185	—
Non-interest income	3,834	(66,648)	2,874
Non-interest expense	22,539	20,023	20,446
Net (loss) income	8,510	(39,541)	4,876
Net (loss) income per common share:
Basic	$0.53	$(2.49)	$0.31
Diluted	$0.53	$(2.49)	$0.30
Performance and other financial ratios:
Return on average assets	0.87%	(4.00)%	0.53%
Return on average equity	8.67%	(36.79)%	4.52%
Return on tangible common equity	10.67%	(44.62)%	5.47%
Tax-equivalent net interest margin	3.24%	3.18%	2.77%
Cost of deposits	1.35%	1.35%	1.39%
Cost of funds	1.43%	1.38%	1.39%
Efficiency ratio	66.03%	(54.31)%	75.72%
Net charge-offs	$7,266	$64	$825
Cash dividend payout ratio on common stock [1]	47.17%	NM	80.65%
[1] Calculated as dividends on common shares divided by basic net income (loss) per common share.

(dollars in thousands, except per share data)	March 31, 2026	December 31, 2025
Selected financial condition data:
Total assets	$3,914,117	$3,904,778
Investment securities	1,326,191	1,327,812
Loans, net of allowance for credit losses on loans	2,092,896	2,090,764
Deposits	3,428,126	3,415,542
Borrowings and other obligations	668	709
Subordinated notes, net	43,905	43,857
Stockholders' equity	394,492	394,654
Book value per share	24.37	24.51
Tangible book value per share[1]	19.77	19.87
Asset quality ratios:
Allowance for credit losses on loans to total loans	1.08%	1.42%
Allowance for credit losses on loans to non-accrual loans	2.64x	1.12x
Non-accrual loans to total loans	0.41%	1.27%
Classified loans (graded substandard and doubtful) as a percentage of total loans	0.85%	1.51%
Capital ratios:
Equity to total assets ratio	10.08%	10.11%
Tangible common equity to tangible assets	8.33%	8.35%
Total capital (to risk-weighted assets)	15.26%	15.25%
Tier 1 capital (to risk-weighted assets)	12.61%	12.34%
Tier 1 capital (to average assets)	8.23%	8.26%
Common equity Tier 1 capital (to risk weighted assets)	12.61%	12.34%
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

	Three months ended			Three months ended			Three months ended
	March 31, 2026			December 31, 2025			March 31, 2025
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning deposits with banks [1]	$265,720	$2,392	3.60%	$278,508	$2,767	3.89%	$163,446	$1,795	4.39%
Investment securities [2,3]	1,374,555	13,906	4.05%	1,332,104	11,988	3.60%	1,273,422	8,330	2.62%
Loans [1,3,4,5]	2,114,052	26,646	5.04%	2,080,328	27,252	5.13%	2,073,739	25,289	4.88%
Total interest-earning assets [1]	3,754,327	42,944	4.58%	3,690,940	42,007	4.45%	3,510,607	35,414	4.04%
Cash and non-interest-bearing due from banks	32,496			39,133			37,493
Bank premises and equipment, net	8,007			8,192			6,831
Interest receivable and other assets, net	194,423			187,853			173,135
Total assets	$3,989,253			$3,926,118			$3,728,066
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$464,323	$2,039	1.78%	$398,492	$1,591	1.58%	$337,255	$1,161	1.40%
Savings accounts	228,635	577	1.02%	226,349	609	1.07%	227,097	533	0.95%
Money market accounts	1,367,142	7,821	2.32%	1,311,542	7,961	2.41%	1,192,956	7,626	2.59%
Time accounts including CDARS	192,553	1,242	2.62%	210,310	1,516	2.86%	228,018	1,790	3.18%
Borrowings and other obligations [1]	683	6	3.66%	726	6	3.62%	130	1	2.86%
Subordinated notes, net	43,873	808	7.36%	20,588	368	7.16%	—	—	—%
Total interest-bearing liabilities	2,297,209	12,493	2.21%	2,168,007	12,051	2.21%	1,985,456	11,111	2.27%
Demand accounts	1,244,595			1,285,578			1,260,482
Interest payable and other liabilities	49,432			46,139			44,952
Stockholders' equity	398,017			426,394			437,176
Total liabilities & stockholders' equity	$3,989,253			$3,926,118			$3,728,066
Tax-equivalent net interest income/margin [1]		$30,451	3.24%		$29,956	3.18%		$24,303	2.77%
Reported net interest income/margin [1]		$30,302	3.23%		$29,781	3.16%		$24,128	2.75%
Tax-equivalent net interest rate spread			2.37%			2.24%			1.77%
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

[5] Net loan origination costs in interest income totaled $398 thousand, $452 thousand, and $364 thousand for the three months ended March 31, 2026, December 31, 2025, and March 31, 2025, respectively.

Page-32

The following table presents the effects of changes in average balances (volume) or changes in average rates on tax-equivalent net interest income for the periods indicated. Volume variances are equal to the increase or decrease in average balances multiplied by prior period rates. Rate variances are equal to the increase or decrease in rates multiplied by prior period average balances. Mix variances are attributable to the change in yields or rates multiplied by the change in average balances, including two days less in the three months ended March 31, 2026, compared to the three months ended December 31, 2025.

	Three months ended March 31, 2026 compared to three months ended December 31, 2025				Three months ended March 31, 2026 compared to three months ended March 31, 2025
(in thousands)	Volume	Yield/Rate	Mix	Total	Volume	Yield/Rate	Mix	Total
Interest-earning deposits with banks	$(127)	$(204)	$(44)	$(375)	$1,123	$(324)	$(202)	$597
Investment securities [1]	382	1,488	48	1,918	662	4,551	362	5,575
Loans [1]	442	(448)	(600)	(606)	492	849	18	1,359
Total interest-earning assets	697	836	(596)	937	2,277	5,076	178	7,531
Interest-bearing transaction accounts	263	198	(13)	448	437	320	121	878
Savings accounts	6	(26)	(12)	(32)	4	40	—	44
Money market accounts	337	(290)	(187)	(140)	1,113	(801)	(117)	195
Time accounts, including CDARS	(128)	(128)	(18)	(274)	(278)	(319)	50	(547)
Borrowings and other obligations	—	—	—	—	4	—	1	5
Subordinated notes	416	11	13	440	—	—	808	808
Total interest-bearing liabilities	894	(235)	(217)	442	1,280	(760)	863	1,383
Changes in tax-equivalent net interest income	$(197)	$1,071	$(379)	$495	$997	$5,836	$(685)	$6,148
[1] Yields and interest income on tax-exempt securities and loans are presented on a taxable-equivalent basis using the federal statutory rate of 21%.

First Quarter of 2026 compared to the Fourth Quarter of 2025

Net interest income totaled $30.3 million for the first quarter of 2026, a $521 thousand increase from the prior quarter. This was driven by an increase of $63.4 million in average earning assets including a $42.5 million increase in average investment securities, combined with a 45 basis point increase in average yield on investment securities, resulting in a $1.9 million increase in investment securities interest income.

The tax-equivalent net interest margin was 3.24% for the first quarter of 2026, compared to 3.18% for the prior quarter. The repositioning of securities added 21 basis points to the margin during the first quarter. This was partially offset by lower average interest-earning deposit balances at the Federal Reserve Bank and lower rates due to Federal Reserve rate cuts of 25 basis points in both October and December of 2025, that decreased the margin by 4 basis points, lower average loan yields during the quarter impacted by an interest recovery in the fourth quarter of $667 thousand and by approximately $195 million in loans tied to prime or SOFR whose rates declined quarter over quarter that decreased the margin by 5 basis points, and average subordinated note costs for the full quarter that decreased the margin by 5 basis points.

First Three Months of 2026 compared to the First Three Months of 2025

Net interest income totaled $30.3 million for the three months ended March 31, 2026, compared to $24.1 million for the same period in the prior year. The $6.2 million increase from the prior year was primarily due to higher yields in reinvested securities and loans.

The tax-equivalent net interest margin was 3.24% for the three months ended March 31, 2026, compared to 2.77% for the same period in the prior year. The increase of 47 basis points was primarily attributed to the investment securities restructuring performed in both 2024 and 2025, higher loan yields and balances, lower deposit costs, and higher interest-earning deposit balances with the Federal Reserve.

Market Interest Rates

Market interest rates are, in part, based on the target federal funds interest rate (the interest rate banks charge each other for short-term borrowings) implemented by the Federal Reserve Open Market Committee ("FOMC").

Page-33

Primarily due to declining inflation, the Federal Reserve lowered the target for the federal funds rate by 100 basis points, to a range of 4.25% to 4.50% in the later months of 2024. Following a pause of approximately nine months, the FOMC resumed decreasing rates in September 2025, and made a total of three rate decreases in 2025 ending the year at a range of 3.50% to 3.75%

During the second and fourth quarters of 2025, we sold additional securities with relatively low yields and redeployed the proceeds to further reposition our balance sheet, by investing in higher yielding securities. Management and the Board are continuously monitoring and analyzing the impact of market rates on the Company's financial condition and results of operations to enhance performance, safety and soundness and returns to shareholders. See ITEM 3. Quantitative and Qualitative Disclosure about Market Risk for further information.

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

The following table shows provisions charged to expense during the periods presented.

	Three months ended
(dollars in thousands)	March 31, 2026	December 31, 2025	March 31, 2025
Provision for credit losses on loans	$—	$300	$75

We recorded no provision for credit losses on loans in the first quarter of 2026. Non-accrual loans declined significantly during the quarter to $8.6 million, or 0.41% of the loan portfolio, at March 31, 2026, compared to $26.9 million, or 1.27%, at December 31, 2025 driven primarily by the resolution through sale of two non-owner occupied commercial real estate loans totaling $16.3 million in the first quarter of 2026.

We recorded a $300 thousand provision for credit losses on loans in the three months ending December 31, 2025, due primarily to loan growth and modest deterioration in the economic forecast.

We recorded a $75 thousand provision for credit losses on loans in the three months ended March 31, 2025. Modest deterioration in the economic forecast and the effects from charge-offs in the first quarter of 2025, and the pooled and individual total loan balance declines in the first quarter of 2025, contributed to the provision that was recorded.

For more information, refer to Note 5, Loans and Allowance for Credit Losses on Loans, to the consolidated financial statements in this Form 10-Q.

Page-34

Non-interest Income (Loss)

The following table details the components of non-interest income (loss).

	Three months ended
(dollars in thousands)	March 31, 2026	December 31, 2025	Amount Change	Percent Change
Dividends on Federal Home Loan Bank stock	$855	$372	$483	129.8%
Wealth management and trust services	596	573	23	4.0%
Service charges on deposit accounts	563	543	20	3.7%
Earnings on bank-owned life insurance, net	487	440	47	10.7%
Earnings on bank-owned life insurance death benefits	479	—	479	NM
Debit card interchange fees, net	362	401	(39)	(9.7)%
Merchant interchange fees, net	118	104	14	13.5%
Losses on sale of investment securities	—	(69,466)	69,466	(100.0)%
Other income	374	385	(11)	(2.9)%
Total non-interest (loss) income	$3,834	$(66,648)	$70,482	(105.8)%

	Three months ended
(dollars in thousands)	March 31, 2026	March 31, 2025	Amount Change	Percent Change
Dividends on Federal Home Loan Bank stock	$855	$375	$480	128.0%
Wealth management and trust services	596	563	33	5.9%
Service charges on deposit accounts	563	548	15	2.7%
Earnings on bank-owned life insurance, net	487	476	11	2.3%
Earnings on bank-owned life insurance death benefits	479	68	411	NM
Debit card interchange fees, net	362	396	(34)	(8.6)%
Merchant interchange fees, net	118	96	22	22.9%
Losses on sale of investment securities	—	—	—	NM
Other income	374	352	22	6.3%
Total non-interest (loss) income	$3,834	$2,874	$960	33.4%
NM - not meaningful

First Quarter of 2026 Compared to the Fourth Quarter of 2025

Non-interest income was $3.8 million for the first quarter of 2026, compared to the loss of $66.6 million for the prior quarter. The increase of $70.5 million from the prior quarter was primarily attributable to securities repositioning during the fourth quarter of 2025. We sold available-for-sale securities ("AFS") with a book value of $593.2 million, resulting in a pre-tax loss of $69.5 million, as part of our strategy to improve future earnings and increase return on equity. Excluding the loss on securities sales, non-interest income was $2.8 million for the prior quarter, all other factors unchanged. The adjusted increase of $1 million in the first quarter was primarily attributed to the increase of $483 thousand earned in dividends including a special dividend on Federal Home Loan Bank stock received and the $479 thousand death benefit received on bank owned life insurance in the first quarter. See the non-GAAP disclosure below.

First Quarter of 2026 Compared to the First Quarter of 2025

Non-interest income was $3.8 million for the first three months ended March 31, 2026, compared to $2.9 million for the same period of the prior year. The $1.0 million increase from the prior year period was primarily attributed to the increase of $480 thousand earned in dividends including a special dividend on Federal Home Loan Bank stock received and an increase of $411 thousand earned on bank-owned life insurance death benefits in 2026.

Page-35

Non-interest Expense

The following table details the components of non-interest expense.

	Three months ended
(dollars in thousands)	March 31, 2026	December 31, 2025	Amount Change	Percent Change
Salaries and related benefits	$13,394	$11,359	$2,035	17.9%
Occupancy and equipment	2,099	2,098	1	—%
Data processing	1,228	1,033	195	18.9%
Professional services	1,093	1,341	(248)	(18.5)%
Federal Deposit Insurance Corporation insurance	730	539	191	35.4%
Information technology	515	532	(17)	(3.2)%
Charitable contributions	437	82	355	432.9%
Directors' expense	285	283	2	0.7%
Depreciation and amortization	263	331	(68)	(20.5)%
Amortization of core deposit intangible	200	211	(11)	(5.2)%
Deposit network fees	149	127	22	17.3%
Other expense	2,146	2,087	59	2.8%
Total non-interest expense	$22,539	$20,023	$2,516	12.6%

	Three months ended
(dollars in thousands)	March 31, 2026	March 31, 2025	Amount Change	Percent Change
Salaries and related benefits	$13,394	$12,050	$1,344	11.2%
Occupancy and equipment	2,099	2,106	(7)	(0.3)%
Data processing	1,228	1,136	92	8.1%
Professional services	1,093	937	156	16.6%
Federal Deposit Insurance Corporation insurance	730	388	342	88.1%
Information technology	515	413	102	24.7%
Charitable contributions	437	403	34	8.4%
Directors' expense	285	304	(19)	(6.3)%
Depreciation and amortization	263	322	(59)	(18.3)%
Amortization of core deposit intangible	200	227	(27)	(11.9)%
Deposit network fees	149	114	35	30.7%
Other expense	2,146	2,046	100	4.9%
Total non-interest expense	$22,539	$20,446	$2,093	10.2%
First Quarter of 2026 Compared to the Fourth Quarter of 2025

Non-interest expense totaled $22.5 million for the first quarter of 2026, compared to $20.0 million for the prior quarter, an increase of $2.5 million. This was primarily due to an increase of $2.0 million in salaries and related benefits. Consistent with annual adjustments and our compensation cycle, expense increases included updated incentive bonus accruals, 401(k) contribution matching, profit sharing accruals, and stock-based compensation grants. There were increases of $355 thousand in charitable contributions due to annual grants, $195 thousand in data processing, $191 thousand in FDIC insurance, and $59 thousand in other expenses. This was partially offset by a decrease of $248 thousand in professional services in the first quarter of 2026.

First Quarter of 2026 Compared to the First Quarter of 2025

Non-interest expense totaled $22.5 million for the first three months ending March 31, 2026, compared to $20.4 million for the same period of 2025, an increase of $2.1 million. This was primarily due to an increase of $1.3 million in salaries and benefits, an increase of $342 thousand in FDIC insurance due to a higher invoice related to the balance sheet repositioning, and $156 thousand in professional services expense in the first three months of 2026.

Page-36

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

The income tax provision for the first quarter of 2026 totaled $3.1 million at an effective tax rate of 26.6%, compared to a benefit of $17.8 million at an effective tax rate of 31.1% in the prior quarter. The increase in the provision for income taxes in the first quarter of 2026 reflected higher pre-tax income as compared to the prior quarter. The decrease in the effective tax rate in the first quarter of 2026 was primarily due to the treatment of certain permanent tax differences while in a loss position for the prior quarter.

The income tax provision for the first three months of 2026 totaled $3.1 million at an effective tax rate of 26.6%, compared to an income tax provision of $1.6 million at an effective tax rate of 24.8% for the first three months of 2025. The increase in the provision for incomes taxes and effective tax rate in the first three months of 2026, as compared to the same period a year ago, was primarily due to an increase of $5.1 million in pre-tax income.

On June 27, 2025, Senate Bill 132 (“SB 132”) was passed and signed into law by Governor Newsom. Effective for taxable years beginning on or after January 1, 2025, SB 132 amends California Revenue & Tax Code (“CRTC”) to require financial institutions to apportion income using the single sales factor formula. Prior to this change, these businesses were required by CRTC Sec. 25128(b) to use an evenly weighted three-factor apportionment formula contemplating a payroll factor, property factor, and sales factor. This law does not have a material impact on the company’s tax expense as of March 31, 2026.

On July 4, 2025, the Trump Administration signed and enacted the One Big Beautiful Bill Act ("the Act") into law. Except for certain provisions, the Act is effective for tax years beginning on or after January 1, 2025. The tax and spending legislation permanently extends key business tax breaks originally enacted under the 2017 Tax Cuts and Jobs Act. The company evaluated the impact of the Act on income tax expense, deferred tax assets and liabilities, and related valuation allowances. This law did not have a material impact on the company's tax expense as of March 31, 2026.

We file a consolidated return in the U.S. federal tax jurisdiction and combined returns in the states of California and New Jersey tax jurisdictions. There were no ongoing federal or state income tax examinations at the time of the issuance of this report. As of March 31, 2026, neither the Bank nor Bancorp had accruals for interest or penalties related to unrecognized tax benefits.

Page-37

FINANCIAL CONDITION SUMMARY

Cash, Cash Equivalents and Restricted Cash

Total cash, cash equivalents and restricted cash were $236.6 million at March 31, 2026, an increase of $11.3 million compared to $225.3 million at December 31, 2025, driven by proceeds from paydowns and maturities of investment securities of $59.2 million, growth in deposits totaling $12.6 million and proceeds from the sale of loans of $9.1 million, partially offset by purchases of investment securities of $65.2 million and dividends of $4.0 million to shareholders.

Investment Securities

The investment securities portfolio totaled $1.326 billion at March 31, 2026, a decrease of $1.6 million from $1.328 billion at December 31, 2025. The decrease was primarily due to principal repayments and calls/maturities totaling $54.5 million and $4.7 million, respectively, and an increase of $7.6 million in unrealized losses on available-for-sale ("AFS") securities, partially offset by purchases of AFS securities of $65.2 million.

The portfolio is eligible for pledging to FHLB or the Federal Reserve as collateral for borrowing, and is comprised of high credit quality investments with an average effective duration of 2.90. The portfolio generates cash flows monthly from interest, principal amortization and payoffs, which supports the Bank's liquidity. Those cash flows totaled $73.4 million and $84.2 million in the first quarter of 2026 and the fourth quarter of 2025, respectively. Refer to Note 4, Investment Securities, to the consolidated financial statements in this Form 10-Q.

The following table summarizes our investment in obligations of state and political subdivisions at March 31, 2026 and December 31, 2025.

	March 31, 2026			December 31, 2025
(dollars in thousands)	Amortized Cost	Fair Value	% of Total State and Political Subdivisions	Amortized Cost	Fair Value	% of Total State and Political Subdivisions
Within California:
General obligation bonds	$9,980	$8,289	17.2%	$9,891	$8,359	16.3%
Revenue bonds	—	—	—	—	—	—
Total within California	9,980	8,289	17.2	9,891	8,359	16.3
Outside California:
General obligation bonds	37,284	32,537	64.1	40,352	35,985	65.9
Revenue bonds	10,866	9,344	18.7	10,881	9,544	17.8
Total outside California	48,150	41,881	82.8	51,233	45,529	83.7
Total obligations of state and political subdivisions	$58,130	$50,170	100.0%	$61,124	$53,888	100.0%
Percent of investment portfolio	4.3%	3.8%		4.5%	4.1%
Of the total investment in obligations of state and political subdivisions, the largest concentrations outside of California are in Texas (41.4%), Wisconsin (25.3%) and Virginia (7.0%). Our investment in obligations issued by municipal issuers in Texas are either guaranteed by the AAA rated Texas Permanent School Fund ("PSF") or backed by revenue sources from essential services (such as utilities and transportation).

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
Page-38

Loans and Credit Quality

Loans totaled $2.116 billion as of March 31, 2026, compared to $2.121 billion as of December 31, 2025. The decrease in the three months ended March 31, 2026 totaled $5.1 million, compared to a decrease of $9.7 million in the three months ended March 31, 2025.

	Three months ended
(in millions; unaudited)	March 31, 2026	December 31, 2025	March 31, 2025
Gross loans beginning balance	$2,120.9	$2,090.4	$2,083.3
Newly funded	60.8	106.5	47.4
New total commitments[1]	80.5	141.0	63.6
Purchased	—	—	—
Net increase (decrease) in line of credit utilization	0.6	1.3	(11.2)
Pay-downs and maturities	(30.6)	(49.7)	(23.4)
Charge-offs	(7.3)	(0.1)	(0.8)
Note sales	(9.1)	—	(1.3)
Amortization	(19.6)	(27.5)	(20.5)
Gross loans ending balance	$2,115.7	$2,120.9	$2,073.5
[1] New total commitments includes both newly funded loans and new unfunded commitments

Loan originations for the three months ended March 31, 2026 were $80.5 million ($60.8 million funded) compared to $141.0 million ($106.5 million funded) in the prior quarter and $63.6 million ($47.4 million funded) in the first quarter of 2025. Despite the first quarter being a historically lower production period, 2026 had the strongest first quarter of originations since 2015.

Payoffs were $30.6 million in the three months ended March 31, 2026, compared to $49.7 million in the prior quarter and $23.4 million for the same period in 2025. In addition, amortization from scheduled payments totaled $19.6 million and net utilization of credit lines increased by $600 thousand during the three months ended March 31, 2026, compared to amortization from scheduled payments totaling $27.5 million and net increased utilization of credit lines of $1.3 million in the prior quarter, and amortization of $20.5 million and net decreased utilization of $11.2 million, respectively, during the three months ended March 31, 2025.

There were significant improvements to our credit quality in the first quarter of 2026 including non-accrual balances, classified loan balances and past due loan balances. Non-accrual loans declined by $18.3 million during the quarter to $8.6 million, or 0.41% of total loans, compared to $26.9 million, or 1.27%, at December 31, 2025. The reduction was driven primarily by the sale of the two non-owner occupied commercial real estate loans totaling $16.3 million. The remaining $8.6 million of non-accrual loans consists primarily of one $8.2 million non‑owner occupied commercial real estate relationship which continues to exhibit conforming loan‑to‑value and debt service coverage metrics but remains on non-accrual due to an ongoing dispute related to extension terms following its late 2023 maturity.

Classified loans declined by $14.2 million during the first quarter to $17.9 million, down from $32.1 million at December 31, 2025. The improvement was driven primarily by the sale of the two non‑owner occupied commercial real estate loans previously discussed, along with payoffs totaling $2.4 million on two additional loans. These positive trends were partially offset by the downgrade of two non‑owner occupied commercial real estate loans totaling $5.7 million into the classified category. Overall, asset quality metrics improved during the quarter, and we remain disciplined and proactive in our credit management approach with close monitoring and active resolution efforts across the portfolio.

Accruing loans past due 30 to 89 days totaled $683 thousand at March 31, 2026, down from $2.8 million at December 31, 2025.

Loans designated as special mention, which are not considered adversely classified, remained relatively stable at $119.4 million at March 31, 2026 compared to $118.0 million at December 31, 2025. The $1.4 million net increase reflects $6.0 million in upgrades, $5.7 million in downgrades out of the category and $2.8 million in contractual amortization and payoffs, partially offset by five relationships totaling $15.4 million that migrated into special mention.
Page-39

Net charge-offs totaled $7.3 million in the first quarter of 2026 compared to $64 thousand in the prior quarter. Approximately $7.2 million of the charge‑offs were related to the two non-accrual loans that were sold, as previously discussed. These charge‑offs were fully offset by specific reserves that were already in place for the two loans.

For more information, refer to Note 5, Loans and Allowance for Credit Losses on Loans, to the consolidated financial statements in this Form 10-Q.

Liabilities - Deposits and Borrowings

During the first three months of 2026, total liabilities increased by $9.5 million to $3.520 billion. Deposits totaled $3.428 billion at March 31, 2026, an increase of $12.6 million, compared to $3.416 billion at December 31, 2025 primarily due to inflows from existing relationships as well as new relationships.

The majority of the increase in deposits was due to an increase of $58.3 million in interest bearing transaction accounts, partially offset by a decrease of $22.2 million in non-interest bearing deposits and a decrease of $25.6 million in time accounts. This growth excludes the additional $27.3 million in deposits the Bank maintains off balance sheet as one-way sales as of March 31, 2026, whose total increased from $51.2 million to $78.5 million. The majority of the decrease in non-interest bearing deposits aligns with one anticipated client event while the decrease in time accounts reflects prudent management of the Bank's cost of deposits. Non-interest bearing deposits continued to make up a strong 35.9% of total deposits at March 31, 2026, compared to 36.7% at December 31, 2025. The Bank's competitive and balanced approach to relationship management and focused outreach to customers seeking alternative options for banking solutions generated nearly 1,000 new accounts during the first quarter, 42% of which were new relationships.

We had no outstanding borrowings at March 31, 2026 and December 31, 2025. Net available funding sources, including unrestricted cash, unencumbered available-for-sale securities, and total available borrowing capacity was $2.185 billion, or 64% of total deposits and 221% of estimated uninsured and/or uncollateralized deposits as of March 31, 2026. Additionally, as part of our active balance sheet management, the Bank maintained $78.5 million in deposits off-balance sheet with deposit networks at March 31, 2026, compared to $51.2 million at December 31, 2025.

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

Management reviews capital ratios on a regular basis and produces a five-year capital plan semi-annually to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet our anticipated future needs.  Stress tests are performed on capital ratios and include scenarios such as additional unrealized losses on the investment portfolio, additional deposit growth, loan credit quality deterioration, and potential share repurchases. For all periods presented, the Bank’s ratios exceed the regulatory definition of “well-capitalized” under the regulatory framework for prompt corrective action and Bancorp’s ratios exceed the required minimum ratios to be considered a well-capitalized bank holding company. In addition, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action as of March 31, 2026. There are no conditions or events since that notification that management believes have changed the Bank’s categories and we expect the Bank to remain well capitalized for prompt corrective action purposes.

The total risk-based capital ratio for Bancorp was 15.26% at March 31, 2026, compared to 15.25% at December 31, 2025. The total risk-based capital ratio for the Bank was 14.09% at March 31, 2026, compared to 13.90% at December 31, 2025.

Page-40

The Bancorp’s and Bank’s capital adequacy ratios as of March 31, 2026 and December 31, 2025 are presented in the following tables.

Bancorp Capital Ratios (dollars in thousands)	Actual		Adequately Capitalized Threshold [1]		Threshold to be a Well Capitalized Bank Holding Company
March 31, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$390,043	15.26%	$268,378	10.50%	$255,598	10.00%
Tier 1 Capital (to risk-weighted assets)	$322,432	12.61%	$217,341	8.50%	$204,556	8.00%
Tier 1 Leverage Capital (to average assets)	$322,432	8.23%	$156,710	4.00%	$195,888	5.00%
Common Equity Tier 1 (to risk-weighted assets)	$322,432	12.61%	$178,987	7.00%	$166,202	6.50%
December 31, 2025
Total Capital (to risk-weighted assets)	$392,305	15.25%	$270,111	10.50%	$257,249	10.00%
Tier 1 Capital (to risk-weighted assets)	$317,501	12.34%	$218,700	8.50%	$205,835	8.00%
Tier 1 Leverage Capital (to average assets)	$317,501	8.26%	$153,754	4.00%	$192,192	5.00%
Common Equity Tier 1 (to risk-weighted assets)	$317,501	12.34%	$180,106	7.00%	$167,241	6.50%

Bank Capital Ratios (dollars in thousands)	Actual		Adequately Capitalized Threshold [1]		Threshold to be Well Capitalized under Prompt Corrective Action Provisions
March 31, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$360,224	14.09%	$268,442	10.50%	$255,659	10.00%
Tier 1 Capital (to risk-weighted assets)	$336,518	13.17%	$217,191	8.50%	$204,415	8.00%
Tier 1 Leverage Capital (to average assets)	$336,518	8.59%	$156,702	4.00%	$195,878	5.00%
Common Equity Tier 1 (to risk-weighted assets)	$336,518	13.17%	$178,863	7.00%	$166,087	6.50%
December 31, 2025
Total Capital (to risk-weighted assets)	$357,407	13.90%	$269,984	10.50%	$257,127	10.00%
Tier 1 Capital (to risk-weighted assets)	$326,460	12.69%	$218,669	8.50%	$205,806	8.00%
Tier 1 Leverage Capital (to average assets)	$326,460	8.49%	$153,809	4.00%	$192,262	5.00%
Common Equity Tier 1 (to risk-weighted assets)	$326,460	12.69%	$180,081	7.00%	$167,218	6.50%
1 Except for Tier 1 Leverage Capital, the adequately capitalized thresholds reflect the regulatory minimum plus a 2.5% capital conservation buffer as required under the Basel III Capital Standards in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses.

Liquidity and Capital Resources

The goal of liquidity management is to provide adequate funds to meet loan demand and to fund operating activities and deposit withdrawals. We accomplish this goal by maintaining an appropriate level of liquid assets and formal lines of credit with the FHLB, FRBSF and correspondent banks that enable us to borrow funds as seen in the table below and discussed in Note 6, Borrowings and Other Obligations, to the consolidated financial statements in this Form 10-Q. Our Asset Liability Management Committee ("ALCO"), which is comprised of Bank directors and the Bank's Chief Executive Officer, is responsible for approving and monitoring our liquidity targets and strategies. The Bank has long-established minimum liquidity requirements that are regularly monitored using metrics and tools similar to those used by larger banks, such as the liquidity coverage ratio, and multi-scenario, long-horizon stress tests. Our contingency funding plan provides for early detection of potential liquidity issues in the market or the Bank and institutes prompt responses that may prevent or alleviate a liquidity crisis. Management monitors liquidity daily and regularly adjusts our position based on current and future liquidity needs. We also have relationships with third-party deposit networks and can adjust the placement of our deposits via reciprocal or one-way sales as part of our cash management strategy.

Net available contingent funding sources, including unrestricted cash, unencumbered available-for-sale securities and total available borrowing capacity totaled $2.185 billion or 64% of total deposits and 221% of estimated uninsured and/or uncollateralized deposits as of March 31, 2026.

Page-41

The following table details the components of our contingent liquidity sources as of March 31, 2026.

(in thousands)	Total Available	Amount Used	Net Availability
Internal Sources
Unrestricted cash [1]	$215,829	N/A	$215,829
Unencumbered securities at market value	527,707	N/A	527,707
External Sources
FHLB line of credit	976,082	$—	976,082
FRB line of credit	325,361	—	325,361
Lines of credit at correspondent banks	140,000	—	140,000
Total Liquidity	$2,184,979	$—	$2,184,979
1 Excludes cash items in transit.
Note: Off-balance sheet one-way sell deposits totaling $78.5 million not included above.

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
Our cash and cash equivalents increased $11.3 million in the first three months of 2026. The most significant sources of liquidity during the first three months of 2026 were $59.2 million from principal paydowns, calls and maturities of investment securities, loan payoffs of $30.6 million, $19.6 million in amortization of principal, and $12.6 million from net increase of deposits, proceeds from loan sales of $9.1 million, in addition to $1.1 million in net cash provided by operating activities.

Significant uses of liquidity during the three months ended March 31, 2026 were $65.2 million in investment securities purchased, $60.8 million in loan fundings, and $4.0 million in cash dividends paid on common stock to our shareholders. Refer to the Consolidated Statements of Cash Flows in this Form 10-Q for additional information on our sources and uses of liquidity. Management anticipates that our current strong liquidity position, as detailed in this report, and contingent funding sources outlined in the table above are adequate to support our operational needs.

Unfunded credit commitments, as discussed in Note 8 to the consolidated financial statements in this Form 10-Q, totaled $450.1 million at March 31, 2026. We expect to fund these commitments to the extent utilized primarily through the repayment of existing loans, principal paydowns of investment securities, and liquid assets.

Over the next twelve months, $172.8 million of time deposits will mature. We expect that a high percentage of these funds will remain with the Bank either through renewals or shifts to other deposit products. Any outflows can be absorbed by the Bank's excess liquidity. We believe our emphasis on local deposits, combined with our immediately available funding sources, provides a very stable base for our liquidity needs.

We had no outstanding borrowings under our credit facilities at March 31, 2026, nor at December 31, 2025, as discussed in Note 6, Borrowings and Other Obligations, to the consolidated financial statements in this Form 10-Q. We issued Fixed-to-Floating Subordinated Notes of $45.0 million with a final maturity date of December 1, 2035, during 2025, to certain investors in a private placement, to strengthen our capital ratios as part of our balance sheet repositioning, as discussed in Note 9 to the Consolidated Financial Statements. At March 31, 2026, the balance of the 2035 Notes included in the Company’s Consolidated Statements of Condition net of debt issuance cost, was $43.9 million.

Because Bancorp is a holding company and does not conduct regular banking operations, its primary sources of liquidity are dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to Bancorp without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the
Page-42

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

The primary uses of funds for Bancorp are shareholder dividends, subordinated notes servicing, share repurchases and ordinary operating expenses.  Bancorp held $30.4 million in cash at March 31, 2026, which is expected to cover cash needs through the next twelve months.

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

Page-43

Reconciliation of GAAP and Non-GAAP Financial Measures

(in thousands, except per share amounts; unaudited)	Three months ended
Pre-tax, pre-provision net income	March 31, 2026	December 31, 2025	March 31, 2025
Income (loss) before (benefit from) provision for income taxes	$11,597	$(57,375)	$6,481
Provision for credit losses on loans	—	300	75
Provision for credit losses on unfunded loan commitments	—	185	—
Pre-tax, pre-provision net income (loss) (GAAP)	11,597	(56,890)	6,556
Adjustments:
Losses (gains) on sale of investment securities from portfolio repositioning	—	69,466	—
Comparable pre-tax, pre-provision net income (non-GAAP)	$11,597	$12,576	$6,556
Net income (loss)
Net income (loss) (GAAP)	$8,510	$(39,541)	$4,876
Adjustments:
Losses on sale of investment securities from portfolio repositioning	—	69,466	—
Related income tax benefit[1]	—	(20,534)	—
Adjustments, net of taxes	—	48,932	—
Comparable net income (non-GAAP)	$8,510	$9,391	$4,876
Diluted earnings (loss) per share
Weighted average diluted shares	15,973	15,898	16,002
Diluted earnings (loss) per share (GAAP)	$0.53	$(2.49)	$0.30
Comparable diluted earnings per share (non-GAAP)	$0.53	$0.59	$0.30
Return on average assets
Average assets	$3,989,253	$3,926,118	$3,775,320
Return on average assets (GAAP)	0.87%	(4.00)%	(0.51)%
Comparable return on average assets (non-GAAP)	0.87%	0.95%	0.53%
Return on average equity
Average stockholders' equity	$398,017	$426,394	$434,773
Return on average equity (GAAP)	8.67%	(36.79)%	(4.43)%
Comparable return on average equity (non-GAAP)	8.67%	8.74%	4.52%
Efficiency ratio
Non-interest expense	$22,539	$20,023	$20,446
Net interest income	$30,302	$29,781	$24,128
Non-interest income (loss) (GAAP)	$3,834	$(66,648)	$2,874
Losses on sale of investment securities from portfolio repositioning	—	69,466	—
Non-interest income (non-GAAP)	$3,834	$2,818	$2,874
Efficiency ratio (GAAP)	66.03%	(54.31)%	75.72%
Comparable efficiency ratio (non-GAAP)	66.03%	61.42%	75.72%
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

From time to time, we enter into interest rate swap contracts to mitigate the changes in the fair value of selected investment securities and specified long-term fixed-rate loans and firm commitments to enter into long-term fixed-
Page-44

rate loans caused by changes in interest rates. Refer to Note 10, Derivative Financial Instruments and Hedging Activities, to the consolidated financial statements in this Form 10-Q.

ALCO and the Board of Directors review our exposure to interest rate risk at least quarterly. We use simulation models to measure interest rate risk and to evaluate strategies to improve profitability in the context of policy guidelines. A simplified statement of condition is prepared on a quarterly basis as a starting point, using instrument level data of our actual loans, investments, borrowings and deposits as inputs. If potential changes to net equity value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, management may adjust the asset and liability mix to bring the risk position within approved limits or take other actions. Governing policies are subject to review by regulators and are updated to incorporate their observations and adapt to changes in idiosyncratic and systemic risks. As of March 31, 2026, interest rate risk was within the policy guidelines established by ALCO and the Board. One set of interest rates modeled and evaluated against flat interest rates and a static balance sheet is a series of immediate parallel shifts in the yield curve. Our most recent analysis of our interest rate sensitivity is provided in the following table as an example rather than an expectation of likely interest rate movements.

Immediate Changes in Interest Rates (in basis points)	Estimated Change in Net Interest Income in Year 1, as Percent of Net Interest Income	Estimated Change in Net Interest Income in Year 2, as Percent of Net Interest Income
up 400	(0.8)%	11.8%
up 300	(0.3)%	9.6%
up 200	—%	6.7%
up 100	0.3%	4.0%
down 100	(2.0)%	(4.8)%
down 200	(4.4)%	(9.7)%
down 300	(6.3)%	(14.6)%
down 400	(6.7)%	(17.2)%

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

The above tables reflect deposit betas of up to 68%, averaging 41%, for rates paid on non-maturity interest-bearing deposits in rising rate scenarios. Deposit betas of up to 68%, averaging 28%, are applied to rates paid on non-maturity interest-bearing deposits in falling rate scenarios. However, deposit pricing is actively managed at the relationship level and closely monitored to balance customer needs with the bank's deposit expenses. The actual rates and timing of prepayments on loans and investment securities could vary significantly from the assumptions applied in the various scenarios. Lastly, uneven changes in different tenors of U.S. Treasury rates that result in changes to the shape of the yield curve could produce different results from those presented in the table. While not presented here, interest rate risk scenarios may also include yield curve ramps, steepening, flattening and twists. Accordingly, the results presented should not be relied upon as indicative of actual results in the event of changing market interest rates.

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
Page-45

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

Previously Identified Material Weakness

As previously reported in our Annual Report on Form 10-K filed with the SEC on March 13, 2026, we identified a material weakness in internal control over financial reporting. Management did not design and implement adequate control activities related to the accounting for and classification of certain reciprocal deposits and transactions. This material weakness resulted from ineffective controls over the accounting for and classification of reciprocal network deposits. This resulted in (i) a material misclassification of deposits within the Consolidated Statements of Condition between interest-bearing deposits and non-interest bearing deposits and (ii) an immaterial misclassification of expenses within the Consolidated Statements of Comprehensive (Loss) Income, between interest expense and non-interest expense, with no impact to net (loss) income. This required a restatement of our annual consolidated financial statements for the years ended December 31, 2024 and 2023, and our unaudited interim condensed consolidated financial statements for the quarters ended September 30, 2025, June 30, 2025, March 31, 2025, September 30, 2024, June 30, 2024, and March 31, 2024. While only the statement of condition misclassification was significant enough to result in the material misstatement, management chose to revise the statement of comprehensive (loss) income as well for the affected periods in order to provide a more complete picture.

Remediation Plan for the Material Weakness

Since identifying the material weakness, management, under the oversight of the Audit Committee has committed to remediate this deficiency. The Company continues to execute on its remediation plan, which includes implementing controls to:

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

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, during the quarter ended March 31, 2026, there were no significant changes that materially affected, or are reasonably likely to affect, our internal control over financial reporting. The term internal control over financial reporting, as defined by Rule 15d-15(f) of the Act, is a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and affected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

PART II       OTHER INFORMATION

ITEM 1         Legal Proceedings

Refer to Note 12 to the Consolidated Financial Statements in Item 8 of our 2025 Form 10-K and Note 8 to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

ITEM 1A      Risk Factors

Our business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond our control. In evaluating an investment in Bancorp's common stock,
Page-46

investors should consider, among other things, the risks previously disclosed in Part I, Item 1A, "Risk Factors" of our 2025 Form 10-K, and the information contained in this quarterly report on Form 10-Q and other reports and registration statements filed with the SEC, which are incorporated herein by reference. There have been no material changes to the risk factors disclosed in our 2025 Form 10-K.

ITEM 2       Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

On July 24, 2025, the board of directors authorized the repurchase of up to $25.0 million of its common stock effective July 24, 2025 through July 31, 2027. The only activity under the program was in the third quarter of 2025. Cumulative shares repurchased under the current program total 50,000 shares at an average price of $22.33 per share, with $23.8 million remaining available as of March 31, 2026. The Bank opted not to repurchase shares in the first quarter of 2026.

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

Bank of Marin Bancorp
(registrant)

May 8, 2026	/s/ Timothy D. Myers
Date	Timothy D. Myers
President and Chief Executive Officer
(Principal Executive Officer)

May 8, 2026	/s/ David Bonaccorso
Date	David Bonaccorso
Executive Vice President &
Chief Financial Officer

May 8, 2026	/s/ Susan Ramirez
Date	Susan Ramirez
First Vice President & Controller
(Principal Accounting Officer)

Page-49