Form 10-Q
period 2026-06-30
Bank of Marin Bancorp
filed 2026-08-06
CIK 1403475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026
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
Yes   ☐    No  ☒

As of July 31, 2026, there were 16,194,248 shares of common stock outstanding.

Page-2

PART I       FINANCIAL INFORMATION

ITEM 1.     Financial Statements

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data; unaudited)	June 30, 2026	December 31, 2025
Assets
Cash, cash equivalents and restricted cash	$279,639	$225,303
Investment securities:
Available-for-sale, at fair value (net of zero allowance for credit losses at June 30, 2026 and December 31, 2025)	1,242,831	1,327,812
Total investment securities	1,242,831	1,327,812
Loans, at amortized cost	2,100,976	2,120,853
Allowance for credit losses on loans	(22,464)	(30,089)
Loans, net of allowance for credit losses on loans	2,078,512	2,090,764
Goodwill	72,754	72,754
Bank-owned life insurance	71,324	71,306
Operating lease right-of-use assets	21,146	22,499
Bank premises and equipment, net	8,016	8,059
Core deposit intangible, net	1,520	1,916
Interest receivable and other assets	80,978	84,365
Total assets	$3,856,720	$3,904,778
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$1,237,322	$1,254,416
Interest bearing:
Transaction accounts	237,676	417,482
Savings accounts	225,353	232,109
Money market accounts	1,511,325	1,305,849
Time accounts	158,224	205,686
Total deposits	3,369,900	3,415,542
Borrowings and other obligations	625	709
Subordinated notes, net of issuance costs	43,955	43,857
Operating lease liabilities	23,493	24,747
Interest payable and other liabilities	22,063	25,269
Total liabilities	3,460,036	3,510,124
Commitments and contingent liabilities (Note 8)
Stockholders' Equity
Preferred stock, no par value, Authorized - 5,000,000 shares, none issued	—	—
Common stock, no par value, Authorized - 30,000,000 shares; issued and outstanding - 16,186,611 and 16,102,687 at June 30, 2026, and December 31, 2025, respectively	216,050	214,910
Retained earnings	207,843	198,163
Accumulated other comprehensive loss, net of taxes	(27,209)	(18,419)
Total stockholders' equity	396,684	394,654
Total liabilities and stockholders' equity	$3,856,720	$3,904,778

The accompanying notes are an integral part of these consolidated financial statements (unaudited).
Page-3

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Three months ended			Six months ended
(in thousands, except per share amounts; unaudited)	June 30, 2026	March 31, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest income
Interest and fees on loans	$27,267	$26,534	$25,861	$53,801	$51,044
Interest on investment securities	13,427	13,869	8,423	27,296	16,684
Interest on due from banks	1,646	2,392	2,004	4,038	3,799
Total interest income	42,340	42,795	36,288	85,135	71,527
Interest expense
Interest on interest-bearing transaction accounts	1,462	2,039	1,291	3,501	2,452
Interest on savings accounts	635	577	587	1,212	1,120
Interest on money market accounts	7,674	7,821	7,878	15,495	15,504
Interest on time accounts	965	1,242	1,559	2,207	3,349
Interest on borrowings and other obligations	6	6	1	12	2
Interest on subordinated notes	817	808	—	1,625	—
Total interest expense	11,559	12,493	11,316	24,052	22,427
Net interest income	30,781	30,302	24,972	61,083	49,100
(Reversal of) provision for credit losses on loans	(320)	—	—	(320)	75
Provision for credit losses on unfunded loan commitments	—	—	—	—	—
Net interest income after provision for credit losses	31,101	30,302	24,972	61,403	49,025
Non-interest income
Service charges on deposit accounts	563	563	550	1,126	1,098
Wealth management and trust services	543	596	612	1,139	1,175
Earnings on bank-owned life insurance, net	442	487	429	929	905
Debit card interchange fees, net	397	362	410	759	806
Dividends on Federal Home Loan Bank stock	199	855	362	1,054	737
Merchant interchange fees, net	142	118	90	260	186
Earnings on bank-owned life insurance death benefits	59	479	238	538	306
Losses on sale of investment securities	—	—	(18,736)	—	(18,736)
Other income	824	374	424	1,198	776
Total non-interest income (loss)	3,169	3,834	(15,621)	7,003	(12,747)
Non-interest expense
Salaries and related benefits	12,609	13,394	12,045	26,003	24,095
Occupancy and equipment	2,090	2,099	2,226	4,189	4,332
Professional services	1,371	1,093	908	2,464	1,845
Data processing	1,138	1,228	1,041	2,366	2,177
Federal Deposit Insurance Corporation insurance	555	730	421	1,285	809
Information technology	510	515	563	1,025	976
Depreciation and amortization	270	263	320	533	642
Directors' expense	261	285	279	546	583
Amortization of core deposit intangible	196	200	220	396	447
Charitable contributions	190	437	116	627	519
Deposit network fees	118	149	114	267	228
Other expense	2,289	2,146	2,297	4,435	4,343
Total non-interest expense	21,597	22,539	20,550	44,136	40,996
Income (loss) before provision for (benefit from) income taxes	12,673	11,597	(11,199)	24,270	(4,718)
Provision for (benefit from) income taxes	3,427	3,087	(2,663)	6,514	(1,058)
Net income (loss)	$9,246	$8,510	$(8,536)	$17,756	$(3,660)
Net income (loss) per common share
Basic	$0.58	$0.53	$(0.53)	$1.11	$(0.23)
Diluted	$0.58	$0.53	$(0.53)	$1.11	$(0.23)
Weighted average shares:
Basic	15,952	15,925	15,989	15,938	15,983
Diluted	15,991	15,973	15,989	15,983	15,983
Comprehensive income (loss):
Net income (loss)	$9,246	$8,510	$(8,536)	$17,756	$(3,660)
Other comprehensive (loss) income:
Change in net unrealized (losses) gains on available-for-sale securities	(4,838)	(7,642)	(486)	(12,480)	2,803
Reclassification adjustment for losses realized on the sale of available-for-sale securities in net loss	—	—	18,736	—	18,736
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	—	—	365	—	705
Other comprehensive (loss) income, before tax	(4,838)	(7,642)	18,615	(12,480)	22,244
Deferred tax (benefit) expense	(1,430)	(2,260)	5,503	(3,690)	6,576
Other comprehensive (loss) income, net of tax	(3,408)	(5,382)	13,112	(8,790)	15,668
Total comprehensive income	$5,838	$3,128	$4,576	$8,966	$12,008
The accompanying notes are an integral part of these consolidated financial statements (unaudited).
Page-4

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the three months ended June 30, 2026 and 2025

(in thousands, except share data; unaudited)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total
	Shares	Amount
	Three months ended June 30, 2026
Balance at April 1, 2026	16,189,707	$215,648	$202,645	$(23,801)	$394,492
Net income	—	—	9,246	—	9,246
Other comprehensive loss, net of tax	—	—	—	(3,408)	(3,408)
Stock issued under employee stock purchase plan	346	9	—	—	9
Restricted stock surrendered for tax withholdings upon vesting	(900)		—	—	—
Restricted stock forfeited / cancelled	(2,542)	—	—	—	—
Stock-based compensation - restricted stock	—	393	—	—	393
Cash dividends paid on common stock ($0.25 per share)	—	—	(4,048)	—	(4,048)
Balance at June 30, 2026	16,186,611	$216,050	$207,843	$(27,209)	$396,684
	Three months ended June 30, 2025
Balance at April 1, 2025	16,202,869	$216,263	$250,815	$(27,512)	$439,566
Net loss	—	—	(8,536)	—	(8,536)
Other comprehensive income, net of tax	—	—	—	13,112	13,112
Stock issued under employee stock purchase plan	401	9	—	—	9
Stock issued under employee stock ownership plan	21,500	429	—	—	429
Restricted stock granted	6,415	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(368)	(8)	—	—	(8)
Restricted stock forfeited / cancelled	(14,347)	—	—	—	—
Stock-based compensation - restricted stock	—	195	—	—	195
Cash dividends paid on common stock ($0.25 per share)	—	—	(4,054)	—	(4,054)
Stock issued in payment of director fees	(100,000)	(2,175)	—	—	(2,175)
Balance at June 30, 2025	16,116,470	$214,713	$238,225	$(14,400)	$438,538

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the six months ended June 30, 2026 and 2025

(in thousands, except share data; unaudited)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total
	Shares	Amount
	Six months ended June 30, 2026
Balance at January 1, 2026	16,102,687	$214,910	$198,163	$(18,419)	$394,654
Net income	—	—	17,756	—	17,756
Other comprehensive loss, net of tax	—	—	—	(8,790)	(8,790)
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	1,200	30	—	—	30
Stock issued under employee stock purchase plan	702	18	—	—	18
Stock issued under employee stock ownership plan	15,000	373	—	—	373
Restricted stock granted	93,071	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(6,894)	(150)	—	—	(150)
Restricted stock forfeited / cancelled	(27,480)	(6)	—	—	(6)
Stock-based compensation - restricted stock	—	661	—	—	661
Cash dividends paid on common stock ($0.25 per share)	—	—	(8,076)	—	(8,076)
Stock issued in payment of director fees	8,325	214	—	—	214
Balance at June 30, 2026	16,186,611	$216,050	$207,843	$(27,209)	$396,684
	Six months ended June 30, 2025
Balance at January 1, 2025	16,089,454	$215,511	$249,964	$(30,068)	$435,407
Net loss	—	—	(3,660)	—	(3,660)
Other comprehensive income, net of tax	—	—	—	15,668	15,668
Stock issued under employee stock purchase plan	803	17	—	—	17
Stock issued under employee stock ownership plan	38,500	846	—	—	846
Restricted stock granted	96,620	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(4,325)	(104)	—	—	(104)
Restricted stock forfeited / cancelled	(15,417)	—	—	—	—
Stock-based compensation - stock options	—	5	—	—	5
Stock-based compensation - restricted stock	—	358	—	—	358
Cash dividends paid on common stock ($0.25 per share)	—	—	(8,079)	—	(8,079)
Stock issued in payment of director fees	10,835	255	—	—	255
Stock repurchased	(100,000)	(2,175)	—	—	(2,175)
Balance at June 30, 2025	16,116,470	$214,713	$238,225	$(14,400)	$438,538

The accompanying notes are an integral part of these consolidated financial statements (unaudited).
Page-5

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2026 and 2025

(in thousands; unaudited)	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$17,756	$(3,660)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Reversal of) provision for credit losses on loans	(320)	75
Noncash contribution expense to employee stock ownership plan	373	846
Noncash director compensation expense	215	255
Stock-based compensation expense	661	363
Amortization of core deposit intangible	396	447
Amortization of investment security premiums, net of accretion of discounts	(185)	559
Accretion of discounts on acquired loans, net	21	(82)
Amortization of discount on subordinated notes	98	—
Net change in deferred loan origination costs/fees	220	(64)
Write-down of other real estate owned	—	—
Change in FMV of hedged loans and related interest rate swaps	(1)	—
Loss on sale of investment securities	—	18,736
Depreciation and amortization	533	642
Loss on disposal of premises and equipment	—	1
Earnings on bank-owned life insurance policies	(929)	(905)
Earnings on bank-owned life insurance death benefits	(538)	(306)
Net changes in:
Net changes in interest receivable and other assets	(1,940)	(1,396)
Net changes in interest payable and other liabilities	(3,101)	(2,535)
Total adjustments	(4,497)	16,636
Net cash provided by operating activities	13,259	12,976
Cash Flows from Investing Activities:
Purchase of available-for-sale securities	(65,196)	(252,714)
Proceeds from sale of available-for-sale securities	—	167,017
Proceeds from paydowns/maturities of held-to-maturity securities	—	56,140
Proceeds from paydowns/maturities of available-for-sale securities	137,883	83,939
Proceeds from sale of loan	9,067	1,295
Decrease in loans receivable, net	12,274	7,767
Proceeds from bank-owned life insurance policies	1,449	1,805
Purchase of premises and equipment	(490)	(1,281)
Net cash provided by investing activities	94,987	63,968
Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(45,642)	25,033
Repayment of finance lease obligations	(84)	(77)
Proceeds from stock options exercised	30	—
Restricted stock surrendered for tax withholdings upon vesting	(156)	(104)
Cash dividends paid on common stock	(8,076)	(8,079)
Stock repurchased	—	(2,175)
Proceeds from stock issued under employee and director stock purchase plans	18	17
Net cash (used for) provided by financing activities	(53,910)	14,615
Net increase in cash, cash equivalents and restricted cash	54,336	91,559
Cash, cash equivalents and restricted cash at beginning of period	225,303	137,304
Cash, cash equivalents and restricted cash at end of period	$279,639	$228,863
Supplemental disclosure of cash flow information:
Interest paid on deposits and borrowings	$24,861	$22,053
Income taxes paid, net of refunds	$(318)	$2,930
Supplemental disclosure of noncash investing and financing activities:
Change in net unrealized gains or losses on available-for-sale securities	$(12,480)	$2,803
Amortization of net unrealized loss on available-for-sale securities transferred to held-to-maturity	$—	$705

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

Page-7

Segment revenue, profit or loss, significant segment expenses and other segment items	Three months ended		Six months ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Community banking segment:
Interest income	$42,340	$36,288	$85,135	$71,527
Non-interest income (loss)	2,626	(16,233)	5,864	(13,922)

Reconciliation of income
All other income[1]	543	612	1,139	1,175
Total consolidated income	45,509	20,667	92,138	58,780

Less:[2]
Total interest expense	11,559	11,316	24,052	22,427
Provision for credit losses on loans	(320)	—	(320)	75
Provision for credit losses on unfunded loan commitments	—	—	—	—
Non-interest expense
Salaries and related benefits	12,416	11,851	25,615	23,689
Occupancy and equipment	2,090	2,225	4,188	4,331
Data processing	1,093	1,008	2,270	2,087
Professional services	1,205	757	2,123	1,541
Federal Deposit Insurance Corporation insurance	555	421	1,285	809
Information technology	510	563	1,025	976
Charitable contributions	190	116	627	519
Directors' expense	261	279	546	583
Depreciation and amortization	270	320	533	642
Amortization of core deposit intangible	196	220	396	447
Deposit network fees	118	114	267	228
Other expense	2,272	2,278	4,407	4,314
Segment income (loss)	13,094	(10,801)	25,124	(3,888)

Reconciliation of segment income
All other expense[1]	421	398	854	830
Income (loss) before income taxes	$12,673	$(11,199)	$24,270	$(4,718)
[1]All other income and expense from segment below the quantitative thresholds are attributable to one operating segment of the Bank, the Wealth Management and Trust Services, which does not meet the quantitative thresholds for presenting reportable segments. Expenses of Wealth Management and Trust Services are comprised of salary and employee benefits, professional services, data processing, occupancy and equipment and other expenses totaling $421 thousand and $398 thousand for the three months ended June 30, 2026 and June 30, 2025, respectively, and $854 thousand and $830 thousand for the six months ended June 30, 2026 and June 30, 2025, respectively.

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

Page-8

	Three months ended		Six months ended
(in thousands, except per share data)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Weighted average basic common shares outstanding	15,952	15,989	15,938	15,983
Potentially dilutive common shares related to:
Stock options	—	—	1	—
Unvested restricted stock awards	39	—	44	—
Weighted average diluted common shares outstanding	15,991	15,989	15,983	15,983
Net income (loss)	$9,246	$(8,536)	$17,756	$(3,660)
Basic earnings (loss) per common share	$0.58	$(0.53)	$1.11	$(0.23)
Diluted earnings (loss) per common share [1]	$0.58	$(0.53)	$1.11	$(0.23)
Weighted average anti-dilutive common shares and unvested restricted shares not included in the calculation of diluted EPS	188	298	188	284
[1] Because Bancorp was in a net loss position for the three and six months ended June 30, 2025, diluted net loss per share is the same as basic net loss per share, as the inclusion of potentially dilutive common shares would have been anti-dilutive.

Note 2: Recently Adopted and Issued Accounting Standards

Accounting Standards Adopted in 2026

We have not adopted any new accounting standards during three and six months ended June 30, 2026.

Accounting Standards Not Yet Adopted
In November 2024, the Financial Accounting Standards Board "FASB" issued Accounting Standards Update "ASU" No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments are intended to improve income statement expense disclosure requirements, primarily through enhanced disclosures about certain costs and expenses included in income statement expense captions. The amendments are effective for annual reporting periods beginning after December 15, 2026 (i.e., year ended December 31, 2027 Form 10-K) and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the amendments on its financial statement disclosures, and does not expect the adoption to have a material impact on its business operations or Consolidated Statements of Financial Condition.
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

In November 2025, the FASB issued ASU 2025-08 Financial Instruments - Credit Losses (Topic 326) related to accounting for credit losses on purchased loans. This guidance requires the allowance established for certain loans that are acquired without credit deterioration, excluding credit cards, be offset by an increase in the basis of the acquired loans at acquisition. ASU 2025-08 is effective for the Company's annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, and should be applied prospectively to loans that are acquired on or after the initial application date. Early adoption is permitted. The Company is evaluating the impact of this update on its financial statements and related disclosures, and does not expect the adoption to have a material impact on its business operations or Consolidated Statements of Financial Condition.
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
Page-9

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

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measurement Categories: Changes in Fair Value Recorded In1
June 30, 2026
Securities available-for-sale:
Commercial mortgage-backed securities, mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$1,168,412	$—	$1,168,412	$—	OCI
Debentures of government sponsored agencies	$23,593	$—	$23,593	$—	OCI
Obligations of state and political subdivisions	$50,826	$—	$50,826	$—	OCI
Derivative financial assets (interest rate contracts)	$202	$—	$202	$—	NI
December 31, 2025
Securities available-for-sale:
Commercial mortgage-backed securities, mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$1,250,230	$—	$1,250,230	$—	OCI
Debentures of government sponsored agencies	$23,694	$—	$23,694	$—	OCI
Obligations of state and political subdivisions	$53,888	$—	$53,888	$—	OCI
Derivative financial assets (interest rate contracts)	$148	$—	$148	$—	NI
Derivative financial liabilities (interest rate contracts)	$11	$—	$11	$—	NI
 1 Other comprehensive income ("OCI") or net income ("NI").

Available-for-sale securities are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of available-for-sale securities. If quoted market prices are not available, we obtain pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity and credit spreads (Level 2).   Level 2 securities include obligations of state and political subdivisions, U.S. agencies or
Page-10

government-sponsored agencies' debt securities, mortgage-backed securities, government agency-issued securities, and corporate bonds. As of June 30, 2026 and December 31, 2025, there were no Level 3 securities.

The Bank did not hold any held-to-maturity securities at June 30, 2026. We did not record any credit loss expense on held-to-maturity securities during the six months ended June 30, 2025. Fair value of held-to-maturity securities is determined using the same techniques discussed above for available-for-sale securities.

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

Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets, such as individually analyzed loans that are collateral dependent and other real estate owned ("OREO"). As of June 30, 2026 and December 31, 2025, we carried assets measured at fair value on a non-recurring basis totaling $8.4 million and $18.9 million, respectively, which were all individually analyzed loans that are collateral dependent (Level 3) net of specific allowances of $17 thousand and $7.2 million, respectively.

(in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of June 30, 2026 and December 31, 2025, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in this note). The carrying amounts in the following table are recorded in the consolidated statements of condition under the indicated captions. Further, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements such as bank-owned life insurance policies ("BOLI"), lease obligations and non-maturity deposit liabilities. Additionally, we held shares of Federal Home Loan Bank ("FHLB") of San Francisco stock at cost as of June 30, 2026 and December 31, 2025. There were no impairments or changes resulting from observable price changes in orderly transactions for the identical or similar investments of the same issuer as of June 30, 2026 or December 31, 2025. See further discussion on values within Note 4, Investment Securities, to the consolidated financial statements in this Form 10-Q.

	June 30, 2026			December 31, 2025
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets (recorded at amortized cost)
Cash and cash equivalents	$279,639	$279,639	Level 1	$225,303	$225,303	Level 1
Loans, net of allowance for credit losses	2,078,512	2,034,009	Level 3	2,090,764	2,043,150	Level 3
Interest receivable	11,308	11,308	Level 2	11,561	11,561	Level 2
Financial liabilities (recorded at amortized cost)
Time deposits	158,224	158,477	Level 2	205,686	206,040	Level 2
Subordinated notes	43,955	44,287	Level 2	43,857	44,852	Level 2
Interest payable	1,516	1,516	Level 2	2,418	2,418	Level 2

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

The value of off-balance-sheet financial instruments is estimated based on the fee income associated with the commitments, which in the absence of credit exposure, is considered to approximate their settlement value. The fair value of commitment fees was not material as of June 30, 2026 or December 31, 2025.

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
The Bank did not hold any HTM securities at June 30, 2026. In the fourth quarter of 2025, the Bank completed a balance sheet repositioning and reclassified its HTM portfolio into AFS. The Bank then sold securities with a book value of $593.2 million at a pre-tax loss of $69.5 million.

Obligations of state and political subdivisions	Corporate bonds
A summary of the amortized cost, fair value and allowance for credit losses related to securities available-for-sale as of June 30, 2026 and December 31, 2025 is presented below.

Available-for-sale:	Amortized Cost [1]	Gross Unrealized		Allowance for Credit Losses	Fair Value
(in thousands)		Gains	(Losses)
June 30, 2026
Securities of Government Agencies and GSEs:
CMBS issued by FHLMC[2], FNMA[3] and GNMA[4]	$462,043	$83	$(15,000)	$—	$447,126
CMOs issued by FHLMC, FNMA and GNMA	173,145	223	(1,922)	—	171,446
MBS pass-through securities issued by FHLMC, FNMA and GNMA	558,213	64	(8,437)	—	549,840
Debentures of government- sponsored enterprises	29,988	—	(6,395)	—	23,593
Obligations of state and political subdivisions	58,071	—	(7,245)	—	50,826
Total available-for-sale	$1,281,460	$370	$(38,999)	$—	$1,242,831
December 31, 2025
Securities of Government Agencies and GSEs:
CMBS issued by FHLMC, FNMA and GNMA	$470,598	$1,052	$(12,347)	$—	$459,303
CMOs issued by FHLMC, FNMA and GNMA	208,752	818	(949)	—	208,621
MBS pass-through securities issued by FHLMC, FNMA and GNMA	583,409	1,639	(2,742)	—	582,306
Debentures of government- sponsored enterprises	29,988	—	(6,294)	—	23,694
Obligations of state and political subdivisions	61,214	—	(7,326)	—	53,888
Total available-for-sale	$1,353,961	$3,509	$(29,658)	$—	$1,327,812
[1] Amortized cost and fair value exclude accrued interest receivable of $4.4 million and $4.8 million at June 30, 2026 and December 31, 2025, respectively, which is included in interest receivable and other assets in the consolidated statements of condition.
[2] Federal Home Loan Mortgage Corporation
[3] Federal National Mortgage Association
[4] Government National Mortgage Association

Page-12

The amortized cost and fair value of investment debt securities by contractual maturity at June 30, 2026 and December 31, 2025 are shown below. Expected maturities may differ from contractual maturities if the issuers of the securities have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2026		December 31, 2025
	Available-for-Sale		Available-for-Sale
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$17,992	$17,942	$21,905	$21,884
After one but within five years	295,881	293,340	277,409	277,643
After five years through ten years	396,972	381,305	366,118	364,430
After ten years	570,615	550,244	688,529	663,855
Total	$1,281,460	$1,242,831	$1,353,961	$1,327,812

Sale of investment securities and gross gains and losses are shown in the following table:

	Three months ended		Six months ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Available-for-sale:
Sales proceeds	$—	$167,017	$—	$167,017
Gross realized gains	—	—	—	—
Gross realized losses	$—	(18,736)	$—	$(18,736)

The reported values of pledged investment securities are shown in the following table.

(in thousands)	June 30, 2026	December 31, 2025
Pledged to the State of California:
Secure public deposits in compliance with the Local Agency Security Program	$262,677	$311,543
Collateral for trust deposits	991	1,010
Collateral for Wealth Management and Trust Services checking account	1,242	1,260
Total investment securities pledged to the State of California	264,910	313,813
Bankruptcy trustee deposits pledged with Federal Reserve Bank	1,940	1,992
Pledged to FHLB Securities-Backed Credit Program	219,242	224,787
Pledged to the Federal Reserve Discount Window	264,990	297,610
Total pledged investment securities	$751,082	$838,202

There were 194 and 114 securities in unrealized loss positions at June 30, 2026 and December 31, 2025, respectively. Those securities are summarized and classified according to the duration of the loss period in the tables below:

June 30, 2026	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale:
CMBS issued by FHLMC, FNMA and GNMA	$302,536	$(2,374)	$105,426	$(12,626)	$407,962	$(15,000)
CMOs issued by FHLMC, FNMA and GNMA	94,421	(996)	15,020	(926)	109,441	(1,922)
MBS pass-through securities issued by FHLMC, FNMA and GNMA	500,109	(5,973)	12,670	(2,464)	512,779	(8,437)
Debentures of government- sponsored agencies	—	—	23,593	(6,395)	23,593	(6,395)
Obligations of state and political subdivisions	6,795	(25)	44,031	(7,220)	50,826	(7,245)
Total available-for-sale	903,861	(9,368)	200,740	(29,631)	1,104,601	(38,999)
Page-13

December 31, 2025	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale:
CMBS issued by FHLMC, FNMA and GNMA	$142,774	$(218)	$108,282	$(12,129)	$251,056	$(12,347)
CMOs issued by FHLMC, FNMA and GNMA	27,833	(165)	36,861	(784)	64,694	(949)
MBS pass-through securities issued by FHLMC, FNMA and GNMA	113,487	(386)	13,574	(2,356)	127,061	(2,742)
Debentures of government- sponsored agencies	—	—	23,693	(6,294)	23,693	(6,294)
Obligations of state and political subdivisions	247	(3)	50,616	(7,323)	50,863	(7,326)
Total available-for-sale	$284,341	$(772)	$233,026	$(28,886)	$517,367	$(29,658)

As of June 30, 2026, the investment portfolio included 67 investment securities that had been in a continuous loss position for twelve months or more and 127 investment securities that had been in a loss position for less than twelve months.

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
No allowances for credit losses have been recognized on available-for-sale securities in an unrealized loss position, as management does not believe any of the securities are impaired due to credit risk factors at either June 30, 2026 or December 31, 2025. In addition, for any available-for-sale securities in an unrealized loss position at June 30, 2026 and December 31, 2025, the Bank assessed whether it intended to sell the securities, or if it was more likely than not that it would be required to sell the securities before recovery of its amortized cost basis, which would require a write-down to fair value through net income. Because the Bank did not intend to sell those securities that were in an unrealized loss position, and it was not more-likely-than-not that the Bank would be required to sell the securities before recovery of their amortized cost bases, the Bank determined that no write-down was necessary as of the reporting date.

Non-Marketable Securities Included in Other Assets

FHLB Capital Stock

As a member of the FHLB, we are required to maintain a minimum investment in FHLB capital stock as determined by the Board of Directors of the FHLB. The minimum investment requirements can increase in the event we increase our borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. On January 2, 2026 FHLB converted its legacy Class B stock into Membership-based stock ("Class B-1"), which is tied to membership asset requirements, and Activity-based stock ("Class B-2"), which is tied to borrowing activity. We held $16.7 million of Class B-1 shares and no Class B-2 shares included in other assets on the consolidated statements of condition at June 30, 2026. We held $16.7 million of legacy Class B FHLB stock at December 31, 2025. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks, and they do not have a readily determinable market value. Based on our analysis of FHLB's financial condition and certain qualitative factors, we determined that the FHLB stock was not impaired at June 30, 2026 and December 31, 2025.

On July 24, 2026, FHLB announced a cash dividend on their Class B-1 stock for the second quarter of 2026 at an annualized dividend rate of 4.75%. The Bank expects to receive $198 thousand upon distribution in mid-August 2026.
Page-14

In addition, the Bank received $199 thousand in special cash dividends on July 29, 2026, declared by the FHLB on the average Class B and Class B-1 membership stock outstanding during the first six months of 2026. Cash dividends paid on FHLB capital stock are recorded as non-interest income.

Note 5:  Loans and Allowance for Credit Losses on Loans

The following table presents the amortized cost of loans by portfolio class as of June 30, 2026 and December 31, 2025.

(in thousands)	June 30, 2026	December 31, 2025
Commercial and industrial	$162,434	$159,898
Real estate:
Commercial owner-occupied	288,744	310,219
Commercial non-owner occupied	1,373,990	1,366,251
Construction	16,317	15,101
Home equity	101,404	99,222
Other residential	100,710	110,614
Installment and other consumer loans	57,377	59,548
Total loans, at amortized cost [1]	2,100,976	2,120,853
Allowance for credit losses on loans	(22,464)	(30,089)
Total loans, net of allowance for credit losses on loans	$2,078,512	$2,090,764
1 Amortized cost includes net deferred loan origination costs of $2.0 million and $2.2 million at June 30, 2026 and December 31, 2025, respectively. Amounts are also net of unrecognized purchase discounts of $977 thousand and $952 thousand at June 30, 2026 and December 31, 2025, respectively. Amortized cost excludes accrued interest, which totaled $6.9 million and $6.8 million at June 30, 2026 and December 31, 2025, respectively, and is included in interest receivable and other assets in the consolidated statements of condition.

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
Page-15

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

Page-16

The following tables present the loan portfolio by loan portfolio class, origination/renewal year and internal risk rating as of June 30, 2026 and December 31, 2025. The current year vintage table reflects year-to-date gross charge-offs by loan portfolio class and year of origination. Generally, existing term loans that were re-underwritten are reflected in the table in the year of renewal. Lines of credit that have a conversion feature at the time of origination, such as construction to perm loans, are presented by year of origination.

(in thousands)	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
June 30, 2026	2026	2025	2024	2023	2022	Prior		Total
Commercial and industrial:
Pass and Watch	$8,418	$31,621	$5,595	$13,101	$5,278	$20,396	$75,184	$159,593
Special Mention	—	—	1,870	—	—	41	560	2,471
Substandard	—	5	365	—	—	—	—	370
Total commercial and industrial	$8,418	$31,626	$7,830	$13,101	$5,278	$20,437	$75,744	$162,434
Gross current period charge-offs	$—	$(47)	$—	$—	$—	$—	$(54)	$(101)
Commercial real estate, owner-occupied:
Pass and Watch	$10,772	$24,790	$11,961	$10,700	$31,902	$159,940	$177	$250,242
Special Mention	101	290	—	—	3,986	30,091		34,468
Substandard	—	—	—	—	3,059	975	—	4,034
Total commercial real estate, owner-occupied	$10,873	$25,080	$11,961	$10,700	$38,947	$191,006	$177	$288,744
Commercial real estate, non-owner occupied:
Pass and Watch	$107,307	$234,437	$90,935	$48,869	$148,068	$650,567	$14,839	$1,295,022
Special Mention	3,763	18,300	$—	—	2,163	39,762	—	63,988
Substandard	—	2,587	—	790	—	11,603	—	14,980
Total commercial real estate, non-owner occupied	$111,070	$255,324	$90,935	$49,659	$150,231	$701,932	$14,839	$1,373,990
Gross current period charge-offs	$—	$—	$—	$—	$—	$(7,192)	$—	$(7,192)
Construction:
Pass and Watch	$9,391	$6,753	$—	$—	$—	$—	$173	$16,317
Total construction	$9,391	$6,753	$—	$—	$—	$—	$173	$16,317
Home equity:
Pass and Watch	$76	$154	$1	$12	$12	$548	$100,321	$101,124
Substandard	—	—	—	—	—	156	124	280
Total home equity	$76	$154	$1	$12	$12	$704	$100,445	$101,404
Other residential:
Pass and Watch	$4,468	$2,826	$8,802	$14,873	$15,705	$53,969	$—	$100,643
Substandard	—	—	—	67	—	—	—	67
Total other residential	$4,468	$2,826	$8,802	$14,940	$15,705	$53,969	$—	$100,710
Installment and other consumer:
Pass and Watch	$6,373	$8,813	$11,968	$8,599	$6,259	$13,621	$1,598	$57,231
Substandard	—	—	95	—	23	28	—	146
Total installment and other consumer	$6,373	$8,813	$12,063	$8,599	$6,282	$13,649	$1,598	$57,377
Gross current period charge-offs	$—	$—	$—	$(6)	$—	$—	$(6)	$(12)
Total loans:
Pass and Watch	$146,805	$309,394	$129,263	$96,154	$207,224	$899,041	$192,292	$1,980,173
Total Special Mention	$3,864	$18,590	$1,870	$—	$6,149	$69,894	$560	$100,926
Total Substandard	$—	$2,592	$460	$857	$3,082	$12,762	$124	$19,877
Totals	$150,669	$330,576	$131,593	$97,011	$216,455	$981,697	$192,976	$2,100,976
Total gross current period charge-offs	$—	$(47)	$—	$(6)	$—	$(7,192)	$(60)	$(7,305)

(in thousands)	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
December 31, 2025	2025	2024	2023	2022	2021	Prior		Total
Commercial and industrial:
Pass and Watch	$32,723	$5,735	$15,069	$6,002	$632	$22,238	$62,490	$144,889
Special Mention	1,002	2,392	—	—	—	102	10,925	14,421
Page-17

(in thousands)	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
December 31, 2025	2025	2024	2023	2022	2021	Prior		Total
Substandard	19	520	—	—	—	—	49	588
Total commercial and industrial	$33,744	$8,647	$15,069	$6,002	$632	$22,340	$73,464	$159,898
Commercial real estate, owner-occupied:
Pass and Watch	$25,844	$12,158	$11,858	$35,709	$42,288	$132,766	$284	$260,907
Special Mention	7,275	—	367	4,092	18,153	14,461	—	44,348
Substandard	1,513	—	—	3,137	—	314	—	4,964
Total commercial real estate, owner-occupied	$34,632	$12,158	$12,225	$42,938	$60,441	$147,541	$284	$310,219
Commercial real estate, non-owner occupied:
Pass and Watch	$238,253	$99,947	$53,969	$155,608	$189,703	$531,672	$12,022	$1,281,174
Special Mention	21,857	—	—	—	—	37,399	—	59,256
Substandard	—	—	—	—	—	25,821	—	25,821
Total commercial real estate, non-owner occupied	$260,110	$99,947	$53,969	$155,608	$189,703	$594,892	$12,022	$1,366,251
Construction:
Pass and Watch	$4,602	$10,499	$—	$—	$—	$—	$—	$15,101
Total construction	$4,602	$10,499	$—	$—	$—	$—	$—	$15,101
Home equity:
Pass and Watch	$97	$44	$13	$—	$—	$630	$97,976	$98,760
Substandard	—	—	—	—	—	161	301	462
Total home equity	$97	$44	$13	$—	$—	$791	$98,277	$99,222
Other residential:
Pass and Watch	$2,971	$15,899	$15,479	$17,745	$9,280	$49,168	$—	$110,542
Substandard	—	—	72	—	—	—	—	72
Total other residential	$2,971	$15,899	$15,551	$17,745	$9,280	$49,168	$—	$110,614
Installment and other consumer:
Pass and Watch	$10,515	$13,253	$9,858	$8,057	$6,553	$9,447	$1,661	$59,344
Substandard	—	—	176	—	—	28	—	204
Total installment and other consumer	$10,515	$13,253	$10,034	$8,057	$6,553	$9,475	$1,661	$59,548
Total loans:
Pass and Watch	$315,005	$157,535	$106,246	$223,121	$248,456	$745,921	$174,433	$1,970,717
Total Special Mention	$30,134	$2,392	$367	$4,092	$18,153	$51,962	$10,925	$118,025
Total Substandard	$1,532	$520	$248	$3,137	$—	$26,324	$350	$32,111
Totals	$346,671	$160,447	$106,861	$230,350	$266,609	$824,207	$185,708	$2,120,853

Page-18

The following table shows the amortized cost of loans by portfolio class, payment aging and non-accrual status as of June 30, 2026 and December 31, 2025.

Loan Aging Analysis by Portfolio Class
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, non-owner occupied	Construction	Home equity	Other residential	Installment and other consumer	Total
June 30, 2026
30-59 days past due	$54	$—	$509	$—	$741	$—	$290	$1,594
60-89 days past due	13	—	—	—	397	—	—	410
90 days or more past due [1]	297	—	8,118	—	—	67	44	8,526
Total past due	364	—	8,627	—	1,138	67	334	10,530
Current	162,070	288,744	1,365,363	16,317	100,266	100,643	57,043	2,090,446
Total loans [1]	$162,434	$288,744	$1,373,990	$16,317	$101,404	$100,710	$57,377	$2,100,976
Non-accrual loans [2]	$5	$—	$8,118	$—	$219	$67	$44	$8,453
Non-accrual loans with no allowance	$—	$—	$8,118	$—	$219	$—	$28	$8,365
December 31, 2025
30-59 days past due	$76	$—	$—	$—	$381	$—	$1,070	$1,527
60-89 days past due	66	—	1,250	—	—	—	—	1,316
90 days or more past due [1]	19	77	8,118	—	—	72	204	8,490
Total past due	161	77	9,368	—	381	72	1,274	11,333
Current	159,737	310,142	1,356,882	15,102	98,841	110,542	58,274	2,109,520
Total loans [1]	$159,898	$310,219	$1,366,250	$15,102	$99,222	$110,614	$59,548	$2,120,853
Non-accrual loans [2]	$524	$314	$25,387	$—	$401	$72	$204	$26,902
Non-accrual loans with no allowance	$—	$314	$8,822	$—	$401	$—	$204	$9,741
1 There was one commercial and industrial loan over 90 days past due and accruing interest as of June 30, 2026 that was approved for term-out but subsequently delayed. However, the loan remains in the process of collection and is expected to be restored to a current payment schedule in the near future. There were no non-performing loans over 90 days past due and accruing interest as of December 31, 2025.
2 None of the non-accrual loans as of June 30, 2026 or December 31, 2025 were earning interest on a cash or accrual basis. We reversed $1.5 thousand in accrued interest income for loans that were placed on non-accrual status during the three and six months ended June 30, 2026, respectively. We reversed accrued interest income of $11 thousand and $44 thousand for loans that were placed on non-accrual status during the three and six months ended June 30, 2025, respectively.

Collateral Dependent Loans

The following table presents the amortized cost basis of individually analyzed collateral-dependent loans, which were all on non-accrual status, by portfolio class at June 30, 2026 and December 31, 2025.

	Amortized Cost by Collateral Type
(in thousands)	Commercial Real Estate	Residential Real Estate	Other	Total [1]	Allowance for Credit Losses
June 30, 2026
Commercial real estate, non-owner occupied	$8,118	$—	$—	$8,118	$—
Home equity	—	219	—	219	—
Other residential	—	67	—	67	15
Installment and other consumer	—	—	44	44	2
Total	$8,118	$286	$44	$8,448	$17
December 31, 2025
Commercial real estate, owner-occupied	$314	$—	$—	$314	$—
Commercial real estate, non-owner occupied	25,387	—	—	25,387	7,226
Home equity	—	401	—	401	—
Other residential	—	72	—	72	18
Total	$25,701	$473	$—	$26,174	$7,244
1 There were no collateral-dependent residential real estate mortgage loans in process of foreclosure or in substance repossessed at June 30, 2026 and December 31, 2025. The weighted average loan-to-value of real estate secured collateral dependent loans was approximately 66% at June 30, 2026 and 106% at December 31, 2025.

Loan Modifications to Borrowers Experiencing Financial Difficulty

There were no modifications of loans during the three and six months ended June 30, 2026 requiring disclosure. The following table summarizes the amortized cost of loans as of June 30, 2025 that were modified during the three and six months ended June 30, 2025, by portfolio class and type of modification granted.

Page-19

(in thousands)	Term Extension	Total Modifications	Percent of Portfolio Class Total
Three months ended June 30, 2025
Commercial non-owner occupied	$3,488	$3,488	0.3%
Total	$3,488	$3,488
Six months ended June 30, 2025
Commercial non-owner occupied	$3,488	$3,488	0.3%
Total	$3,488	$3,488

As of June 30, 2025, there were no unfunded loan commitments for loans that were modified during the three and six months ended June 30, 2025.

The following table summarizes the financial effect of loan modifications presented in the tables above during the three and six months ended June 30, 2025 by portfolio class.

Weighted-Average Term Extension (in years)
Three months ended June 30, 2025
Commercial non-owner occupied	1.2
Six months ended June 30, 2025
Commercial non-owner occupied	1.2

The loan modifications did not significantly impact the determination of the allowance for credit losses on loans during the three and six months ended June 30, 2025.

The Bank closely monitors the performance of the modified loans to understand the effectiveness of its modification efforts. The following table summarizes the amortized cost and payment status of loans as of June 30, 2025 that were modified during the three and six months ended June 30, 2025 by portfolio class.

(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Non-Accrual
Three months ended June 30, 2025
Commercial non-owner occupied	$3,488	$—	$—	$—	$3,488	$717
Total	$3,488	$—	$—	$—	$3,488	$717
Six months ended June 30, 2025
Commercial non-owner occupied	$3,488	$—	$—	$—	$3,488	$717
Total	$3,488	$—	$—	$—	$3,488	$717
Page-20

Allocation of the Allowance for Credit Losses on Loans

The following table presents the details of the allowance for credit losses on loans segregated by loan portfolio class as of June 30, 2026 and December 31, 2025.

Allocation of the Allowance for Credit Losses on Loans
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, non-owner occupied	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
June 30, 2026
Modeled expected credit losses	$1,526	$1,453	$8,168	$50	$709	$885	$652	$—	$13,443
Qualitative adjustments	543	796	5,946	193	75	2	104	1,340	8,999
Specific allocations	5	—	—	—	—	15	2	—	22
Total	$2,074	$2,249	$14,114	$243	$784	$902	$758	$1,340	$22,464
December 31, 2025
Modeled expected credit losses	$1,512	$1,553	$8,449	$38	$736	$1,059	$697	$—	$14,044
Qualitative adjustments	522	901	5,802	161	67	2	106	1,185	8,746
Specific allocations	55	—	7,226	—	—	18	—	—	7,299
Total	$2,089	$2,454	$21,477	$199	$803	$1,079	$803	$1,185	$30,089

Allowance for Credit Losses on Loans Rollforward

The following table discloses activity in the allowance for credit losses on loans for the periods presented.

Allowance for Credit Losses on Loans Rollforward
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, non-owner occupied	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
Three months ended June 30, 2026
Beginning balance	$2,014	$2,452	$14,327	$204	$764	$974	$745	$1,343	$22,823
Provision (Reversal)	90	(203)	(213)	39	20	(72)	22	(3)	(320)
(Charge-offs)	(30)	—	—	—	—	—	(9)	—	(39)
Recoveries	—	—	—	—	—	—	—	—	—
Ending balance	$2,074	$2,249	$14,114	$243	$784	$902	$758	$1,340	$22,464
Three months ended June 30, 2025
Beginning balance	$1,508	$2,319	$21,761	$416	$698	$1,074	$884	$1,246	$29,906
Provision (Reversal)	152	83	(245)	(32)	85	36	(13)	(66)	—
(Charge-offs)	(52)	—	—	—	—	—	—	—	(52)
Recoveries	—	—	—	—	—	—	—	—	—
Ending balance	$1,608	$2,402	$21,516	$384	$783	$1,110	$871	$1,180	$29,854
Six months ended June 30, 2026
Beginning balance	$2,089	$2,454	$21,477	$199	$803	$1,079	$803	$1,185	$30,089
Provision (Reversal)	86	(205)	(171)	44	(19)	(177)	(33)	155	(320)
(Charge-offs)	(101)	—	(7,192)	—	—	—	(12)	—	(7,305)
Recoveries	—	—	—	—	—	—	—	—	—
Ending balance	$2,074	$2,249	$14,114	$243	$784	$902	$758	$1,340	$22,464
Six months ended June 30, 2025
Beginning balance	$1,576	$2,361	$22,093	$638	$684	$1,141	$908	$1,255	$30,656
Provision (Reversal)	84	41	232	(254)	99	(31)	(21)	(75)	75
(Charge-offs)	(52)	—	(809)	—	—	—	(16)	—	(877)
Recoveries	—	—	—	—	—	—	—	—	—
Ending balance	$1,608	$2,402	$21,516	$384	$783	$1,110	$871	$1,180	$29,854

Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $1.460 billion and $1.396 billion at June 30, 2026 and December 31, 2025,
Page-21

respectively. In addition, we pledge eligible residential loans, which totaled $52.0 million and $97.2 million at June 30, 2026 and December 31, 2025, respectively, to secure our borrowing capacity with the Federal Reserve Bank ("FRB"). For additional information, see Note 6, Borrowings and Other Obligations.

Related Party Loans

The Bank has, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders and their businesses or associates. These transactions, including loans, are granted on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with persons not related to us. Likewise, these transactions do not involve more than the normal risk of collectability or present other unfavorable features. Related party loans totaled $3.7 million and $3.6 million as of June 30, 2026 and December 31, 2025, respectively. In addition, undisbursed commitments to related parties totaled $139 thousand as of both June 30, 2026 and December 31, 2025.

Note 6: Borrowings and Other Obligations

Federal Reserve Bank: The Bank had a line of credit through the Discount Window at the Federal Reserve Bank of San Francisco ("FRBSF") totaling $310.4 million and $344.7 million as of June 30, 2026 and December 31, 2025, respectively, secured by investment securities and residential loans.

Federal Home Loan Bank: The Bank had lines of credit with the FHLB totaling $978.4 million and $967.2 million as of June 30, 2026 and December 31, 2025, respectively, based on eligible collateral of certain loans and investment securities.

Federal Funds Lines of Credit: The Bank had unsecured lines of credit with correspondent banks for overnight borrowings totaling $140.0 million as of both June 30, 2026 and December 31, 2025.  In general, interest rates on these lines approximate the federal funds target rate.

Subordinated Notes: On November 19, 2025, the Company issued Fixed-to-Floating Subordinated Notes (“2035 Notes”) of $45.0 million with a final maturity date of December 1, 2035, to certain investors in a private placement. The 2035 Notes have an initial fixed interest rate of 6.75% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, commencing on June 1, 2026. Refer to Note 9, Subordinated Notes, for additional information.

Other Obligations: Finance lease liabilities totaling $625 thousand and $709 thousand as of June 30, 2026 and December 31, 2025, respectively, are included in borrowings and other obligations in the consolidated statements of condition. Refer to Note 8, Commitments and Contingent Liabilities, for additional information.

The carrying values and weighted average interest rates on borrowings and other obligations as of June 30, 2026 and December 31, 2025 are summarized in the following table.

	June 30, 2026			December 31, 2025
(dollars in thousands)	Carrying Value	Average Balance	Weighted Average Rate	Carrying Value	Average Balance	Weighted Average Rate
FRBSF advances - Discount Window	$—	$—	—%	$—	$—	—%
FHLB short-term borrowings	—	—	—%	—	—	—%
Federal funds lines of credit	—	—	—%	—	—	—%
Subordinated notes	43,955	43,898	7.36%	43,857	5,189	6.98%
Other obligations (finance leases)	625	661	3.64%	709	253	3.52%
Total borrowings and other obligations	$44,580	$44,559	7.31%	$44,566	$5,442	6.82%

Page-22

Note 7:  Stockholders' Equity

Dividends

On July 23, 2026, Bancorp approved a $0.25 per share cash dividend to shareholders of record at the close of business on August 6, 2026. The dividend is payable on August 13, 2026.

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

	Six months ended
	June 30, 2026	June 30, 2025
Number of shares withheld	6,894	4,325
Total amount withheld (in thousands)	$174	$103
Weighted-average price	$25.19	$23.93

Share Repurchase Program

On July 24, 2025, the Board of Directors authorized the repurchase of up to $25.0 million of its common stock effective July 24, 2025 through July 31, 2027. There were no repurchases in the six months ended June 30, 2026. Bancorp repurchased 100,000 shares totaling $2.2 million at an average price of $21.72 per share in the six months ending June 30, 2025, under our share repurchase program that expired July 31, 2025. Bancorp will continue to
Page-23

assess opportunities to utilize the program. As of June 30, 2026, the amount remaining available for repurchase of shares was $23.9 million.

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

The contractual amount of unfunded loan commitments and standby letters of credit not reflected in the consolidated statements of condition are as follows:

(in thousands)	June 30, 2026	December 31, 2025
Commercial lines of credit	$214,448	$232,758
Revolving home equity lines	206,266	208,509
Undisbursed construction loans	18,366	13,946
Personal and other lines of credit	7,748	7,900
Standby letters of credit	3,311	1,615
Total unfunded loan commitments and standby letters of credit	$450,139	$464,728

We record an allowance for credit losses on unfunded loan commitments at the balance sheet date based on estimates of the probability that these commitments will be drawn upon according to historical utilization experience of the different types of commitments and expected loss rates determined for pooled funded loans. The allowance for credit losses on unfunded commitments totaled $1.1 million at both June 30, 2026 and December 31, 2025, which is included in interest payable and other liabilities in the consolidated statements of condition. There was no provision for credit losses on unfunded loan commitments in the three and six months ended June 30, 2026 and 2025.

Leases

We lease premises under long-term non-cancelable operating leases with remaining terms of 4 months to 15 years, 11 months, most of which include escalation clauses and one or more options to extend the lease term, and some of which contain lease termination clauses. Lease terms may include certain renewal options that were considered reasonably certain to be exercised.

We lease certain equipment under finance leases with initial terms of three years to five years. The equipment finance leases do not contain renewal options, bargain purchase options or residual value guarantees.

The following table shows the balances of operating and finance lease right-of-use assets and lease liabilities.
Page-24

(in thousands)	June 30, 2026	December 31, 2025
Operating leases:
Operating lease right-of-use assets	$21,146	$22,499
Operating lease liabilities	$23,493	$24,747
Finance leases:
Finance lease right-of-use assets	$766	$766
Accumulated amortization	(161)	(73)
Finance lease right-of-use assets, net[1]	$605	$693
Finance lease liabilities [2]	$625	$709
[1] Included in premises and equipment in the consolidated statements of condition.
[2] Included in borrowings and other obligations in the consolidated statements of condition.

The following table shows supplemental disclosures of noncash investing and financing activities for the periods presented.

	Six months ended
(in thousands)	June 30, 2026	June 30, 2025
Right-of-use assets obtained in exchange for operating lease liabilities	$689	$1,387

The following table shows components of operating and finance lease cost.

	Three months ended		Six months ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Operating lease cost [1]	$1,221	$1,207	$2,439	$2,392
Finance lease cost:
Amortization of right-of-use assets [2]	$44	$37	$88	$74
Interest on finance lease liabilities [3]	6	1	12	2
Total finance lease cost	$50	$38	$100	$76
Total lease cost	$1,271	$1,245	$2,539	$2,468
[1] Included in occupancy and equipment expense in the consolidated statements of comprehensive income (loss).
[2] Included in depreciation and amortization in the consolidated statements of comprehensive income (loss).
[3] Included in interest on borrowings and other obligations in the consolidated statements of comprehensive income (loss).

The following table shows the future minimum lease payments, weighted average remaining lease terms, and weighted average discount rates under operating and finance lease arrangements as of June 30, 2026. The total lease payments do not include future minimum payment obligations of approximately $2.3 million, excluding renewal options, for operating lease agreements related to an existing administrative and retail branch that commenced subsequent to June 30, 2026. The discount rates used to calculate the present value of lease liabilities were based on the collateralized FHLB borrowing rates that were commensurate with lease terms and minimum payments on the lease commencement date.

(in thousands)	June 30, 2026
Year	Operating Leases	Finance Leases
2026	$2,360	$96
2027	4,428	188
2028	3,992	183
2029	3,366	183
2030	3,148	15
Thereafter	9,935	—
Total minimum lease payments	27,229	665
Amounts representing interest (present value discount)	(3,736)	(40)
Present value of net minimum lease payments (lease liability)	$23,493	$625
Weighted average remaining term (in years)	7.82	3.55
Weighted average discount rate	3.38%	3.67%

Litigation Matters

Bancorp may be subject to legal actions that arise from time to time in the normal course of business. Bancorp's management is not aware of any pending legal proceedings to which either it or the Bank may be a party or has
Page-25

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

At June 30, 2026, the balance of the 2035 Notes included in the Company’s consolidated statements of condition net of debt issuance cost, was $44.0 million. The amortization of debt issuance cost was $50 thousand and $98 thousand for the three and six months ended June 30, 2026, respectively.

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

Page-26

We had three interest rate swap agreements on certain loans with notional values totaling $6.2 million, which are equal to the notional amounts of the hedged loans and are scheduled to mature at various dates ranging from June 2031 to July 2032. The loan interest rate swaps were designated as fair value hedges and allowed us to offer long-term fixed-rate loans to customers without assuming the interest rate risk of a long-term asset. Converting fixed-rate interest payments to floating-rate interest payments, generally benchmarked to the one-month U.S. dollar SOFR index, protects us against changes in the fair value of our loans associated with fluctuating interest rates.

Information on our derivatives follows:

	Asset derivatives		Liability derivatives
(in thousands)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Loans receivable:
Interest rate contracts - notional amount	$6,168	$5,030	$—	$1,643
Interest rate contracts - fair value[1]	$202	$148	$—	$11
1 Refer to Note 3, Fair Value of Assets and Liabilities, for valuation methodology.

The following table presents the carrying amount and associated cumulative basis adjustment related to the application of fair value hedge accounting that is included in the carrying amount of hedged assets as of June 30, 2026 and December 31, 2025.

	Carrying Amounts of Hedged Assets		Cumulative Amounts of Fair Value Hedging Adjustments Included in the Carrying Amounts of the Hedged Assets
(in thousands)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Loans receivable [1]	$5,894	$6,452	$(243)	$(186)
[1] Carrying value equals the amortized cost basis of the loans underlying the hedge relationship, which is the loan balance net of deferred loan origination fees and cost and the fair value hedge adjustment. Amortized cost excludes accrued interest, which was not material.

The following table presents the pretax net gains recognized in interest income related to our fair value hedges for the years presented.

	Three months ended		Six months ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest and fees on loans [1]
Increase (decrease) in fair value of interest rate swaps hedging loans receivable	$42	$(60)	$65	$(166)
Hedged interest earned	15	30	30	60
(Decrease) increase in carrying value included in the hedged loans	(38)	64	(57)	175
Decrease in value of yield maintenance agreement	(2)	(2)	(3)	(4)
Net gain recognized in interest income on loans	$17	$32	$35	$65
[1] Represents the income line item in the statements of comprehensive income (loss) in which the effects of fair value hedges are recorded.
Page-27

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

Offsetting of Financial Assets and Derivative Assets
		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in
	Gross Amounts	Offset in the	Assets Presented	the Statements of Condition
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Assets[1]	Condition	of Condition[1]	Instruments	Received	Net Amount
June 30, 2026
Derivatives by Counterparty:
Counterparty	$202	$—	$202	$—	$—	$202
Total	$202	$—	$202	$—	$—	$202
December 31, 2025
Derivatives by Counterparty:
Counterparty	$148	$—	$148	$—	$—	$148
Total	$148	$—	$148	$—	$—	$148

Offsetting of Financial Liabilities and Derivative Liabilities
		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in
	Gross Amounts	Offset in the	Liabilities Presented	the Statements of Condition
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Liabilities[1]	Condition	of Condition[1]	Instruments	Pledged	Net Amount
December 31, 2025
Counterparty	$11	$—	$11	$(11)	$—	$—
Total	$11	$—	$11	$(11)	$—	$—
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

Page-29

Executive Summary
Net income for the second quarter of 2026 was $9.2 million, compared to net income of $8.5 million for the prior quarter. Diluted earnings per share was $0.58 for the second quarter of 2026, compared to $0.53 for the prior quarter. Net income for the six months ended June 30, 2026 was $17.8 million, compared to a net loss of $3.7 million for the same period in the prior year. Diluted earnings per share for the six months ended June 30, 2026 was $1.11, compared to diluted loss per share of $0.23 for the same period in the prior year. On a non-GAAP basis, excluding the losses on sale of securities of $13.2 million net of taxes, diluted earnings per share was $0.60 for the same period in the prior year.

Comparable (non-GAAP) Excluding Loss on Sale of Securities

	Three months ended		Six months ended
(in thousands, except per share amounts; unaudited)	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Pre-tax, pre-provision net income (loss)
Pre-tax, pre-provision net income (loss) (GAAP)	$12,353	$11,597	$23,950	$(4,643)
Comparable pre-tax, pre-provision net income (non-GAAP)[1]	12,353	11,597	23,950	14,093
Net income (loss)
Net income (loss) (GAAP)	9,246	8,510	17,756	(3,660)
Comparable net income (non-GAAP)[1]	9,246	8,510	17,756	9,538
Diluted earnings (loss) per share
Diluted earnings (loss) per share (GAAP)	0.58	0.53	1.11	(0.23)
Comparable diluted earnings per share (non-GAAP)[1]	0.58	0.53	1.11	0.60
[1] Non-GAAP ratios exclude the loss on sale of securities, and all other factors unchanged. See complete Reconciliation of GAAP and Non-GAAP Financial Measures below
Related tax benefit calculated using blended statutory rate of 29.56%
The following are highlights of our operating and financial performance for the periods presented. Additional performance details can be found on the pages that follow.

•The tax-equivalent net interest margin increased to 3.38% in the second quarter of 2026 from 3.24% in the prior quarter, an improvement of 14 basis points. The increase is mostly explained by an eight basis point increase in loan yields, a seven basis point decrease in the cost of deposits, and the use of one-way sales of deposits, which improved the mix of average earnings assets, contributing to the decrease in the quarterly cost of deposits. The tax-equivalent net interest margin for the six months ended June 30, 2026 improved 51 basis points over the same period of the prior year due to the favorable impact of the securities repositioned in the second and fourth quarters of 2025, which resulted in higher yielding assets during the six months ended June 30, 2026 as well as higher average loan balances and yields. Also contributing to the improvement was the decrease in cost of deposits of seven basis points.

•The average cost of interest bearing deposits decreased from 2.10% to 2.04% and the average cost of total deposits decreased from 1.35% to 1.28% in the second quarter of 2026 compared to the prior quarter primarily due to targeted rate cuts. The average cost of interest bearing deposits decreased from 2.26% to 2.07% and the average cost of total deposits decreased from 1.39% to 1.32% for the first six months of 2025 compared to 2026. Non-interest bearing deposits continued to make up a strong portion of total deposits at 36.7% as of June 30, 2026 and December 31, 2025.

•Total deposits were $3.370 billion as of June 30, 2026, compared to $3.416 billion as of December 31, 2025, a decrease of $45.6 million. The decrease was primarily attributable to a small number of relationships and reflected seasonal customer activity and investment decisions, rather than broader changes in deposit trends. In addition, seasonal tax-related outflows contributed to the second quarter decrease.

•Net available contingent funding sources, including unrestricted cash, unencumbered available-for-sale securities and total available borrowing capacity was $2.177 billion, or 65% of total deposits and 214% of estimated uninsured and/or uncollateralized deposits as of June 30, 2026.
Page-30

•Loans totaled $2.101 billion as of June 30, 2026, a decrease of $19.9 million from December 31, 2025. The decrease was primarily due to the completion of a planned exit of $19.0 million in special mention loans related to one relationship, significantly reducing our exposure to the wine industry. Loan fundings during the second quarter of 2026 were $62.8 million compared to $60.8 million in the prior quarter, and $50.6 million for the second quarter of 2025. Loan fundings during the six months ended June 30, 2026 were $123.6 million compared to $98.0 million in the same period of the prior year.

•During the quarter, we continued working to improve credit quality. Non-accrual loans continued to decline to 0.40% of total loans at June 30, 2026 from 0.41% at March 31, 2026 and 1.27% at December 31, 2025. The ratio of classified to total loans ended the second quarter at 0.95%, compared to 0.85% at March 31, 2026 and 1.51% at December 31, 2025.

•The Bank recorded a reversal of the provision for credit losses on loans of $320 thousand in the six months ended June 30, 2026, compared to a provision for credit losses on loans of $75 thousand in the six months ended June 30, 2025. The allowance for credit losses was 1.07%, 1.08% and 1.42% of total loans at June 30, 2026, March 31, 2026 and December 31, 2025, respectively.

Performance and other financial ratios:

The following table summarizes GAAP and non-GAAP results for return on average assets ("ROA"), return on average equity ("ROE") and the efficiency ratio for comparable periods. All 2025 GAAP ratios were significantly impacted by the securities sales in the second and fourth quarters of 2025. Non-GAAP ratios exclude the loss on sale of securities, with all other factors unchanged. See Reconciliation of GAAP and Non-GAAP Financial Measures below.

Comparable (non-GAAP) Excluding Loss on Sale of Securities

	Three months ended		Six months ended
(unaudited)	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Return on average assets
Return on average assets (GAAP)	0.96%	0.87%	0.91%	(0.20)%
Comparable return on average assets (non-GAAP)[1]	0.96%	0.87%	0.91%	0.52%
Return on average equity
Return on average equity (GAAP)	9.38%	8.67%	9.03%	(1.68)%
Comparable return on average equity (non-GAAP)[1]	9.38%	8.67%	9.03%	4.39%
Efficiency ratio
Efficiency ratio (GAAP)	63.62%	66.03%	64.82%	112.77%
Comparable efficiency ratio (non-GAAP)1	63.62%	66.03%	64.82%	74.42%
[1] Non-GAAP ratios exclude the loss on sale of securities, and all other factors unchanged. See complete Reconciliation of GAAP and Non-GAAP Financial Measures below
Related tax benefit calculated using blended statutory rate of 29.56%

•Return on average assets ("ROA") and return on average equity ("ROE") for the second quarter was 0.96%, and 9.38%, respectively, and increased on a GAAP basis from the prior quarter primarily due to increased GAAP net income. ROA and ROE for the six months ended June 30, 2026 was 0.91%, and 9.03%, respectively, and increased on a GAAP basis from the same period in the prior year primarily due to increased GAAP net income and the losses on securities sales in the second quarter of 2025, that are reflected in the prior year ROA and ROE. The efficiency ratio on a GAAP basis improved to 63.62% for the second quarter compared to 66.03% for the prior quarter, and was 64.82% for the six months ended June 30, 2026 compared to 112.77% for the same period in the prior year.

•ROA and ROE for the six months ended June 30, 2026 was 0.91%, and 9.03%, respectively, and increased on a non-GAAP basis from the same period in the prior year primarily due to increased non-GAAP net income. The efficiency ratio on a non-GAAP basis, was 64.82% for the six months ended June 30, 2026 and was 74.42% for the same period in the prior year. All GAAP and non-GAAP ratios improved year over year due to the improved investment securities performance post-restructuring, increased loan yields and reduced deposit costs, combined with continued prudent expense management.

Page-31

•Capital was above well-capitalized regulatory thresholds with Bancorp's and the Bank's total risk-based capital ratios of 15.58% and 14.61%, respectively, as of June 30, 2026. Our capital plan and point-in-time capital stress tests indicate that Bank of Marin and Bancorp capital ratios should remain above regulatory well-capitalized and internal policy minimums throughout a five-year forecast horizon and across stress scenarios such as additional unrealized losses on the investment portfolio, additional deposit growth or decline, loan credit quality deterioration, and potential share repurchases.

•Bancorp's tangible common equity to tangible assets ("TCE ratio") was 8.52% as of June 30, 2026, and the Bank's TCE ratio was 9.03%. Bancorp's TCE ratio, net of after-tax unrealized losses on held-to-maturity securities as if the losses were realized1, was 8.26% as of June 30, 2025.

•The Board of Directors declared a cash dividend of $0.25 per share on July 23, 2026, which represents the 85th consecutive quarterly dividend paid by Bancorp. The dividend is payable on August 13, 2026, to shareholders of record at the close of business on August 6, 2026.

1 Refer to the discussion and reconciliation of this non-GAAP financial measure in the section below entitled Statement Regarding Use of Non-GAAP Financial Measures.

Page-32

RESULTS OF OPERATIONS

Highlights of the financial results are presented in the following tables:

	Three months ended		Six months ended
(dollars in thousands, except per share data)	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Selected operating data:
Net interest income	$30,781	$30,302	$61,083	$49,100
(Reversal of) provision for credit losses on loans	(320)	—	(320)	75
Provision of credit losses on unfunded loan commitments	—	—	—	—
Non-interest income (loss)	3,169	3,834	7,003	(12,747)
Non-interest expense	21,597	22,539	44,136	40,996
Net income (loss)	9,246	8,510	17,756	(3,660)
Net (loss) income per common share:
Basic	$0.58	$0.53	$1.11	$(0.23)
Diluted	$0.58	$0.53	$1.11	$(0.23)
Performance and other financial ratios:
Return on average assets	0.96%	0.87%	0.91%	(0.20)%
Return on average equity	9.38%	8.67%	9.03%	(1.68)%
Return on tangible common equity	11.55%	10.67%	11.11%	(2.03)%
Tax-equivalent net interest margin	3.38%	3.24%	3.31%	2.80%
Cost of deposits	1.28%	1.35%	1.32%	1.39%
Cost of funds	1.36%	1.43%	1.40%	1.39%
Efficiency ratio	63.62%	66.03%	64.82%	112.77%
Net charge-offs	$39	$7,266	$7,305	$877
Cash dividend payout ratio on common stock [1]	43.10%	47.17%	45.05%	NM
[1] Calculated as dividends on common shares divided by basic net income (loss) per common share.

(dollars in thousands, except per share data)	June 30, 2026	December 31, 2025
Selected financial condition data:
Total assets	$3,856,720	$3,904,778
Investment securities	1,242,831	1,327,812
Loans, net of allowance for credit losses on loans	2,078,512	2,090,764
Deposits	3,369,900	3,415,542
Borrowings and other obligations	625	709
Subordinated notes, net of issuance costs	43,955	43,857
Stockholders' equity	396,684	394,654
Book value per share	24.51	24.51
Tangible book value per share[1]	19.92	19.87
Asset quality ratios:
Allowance for credit losses on loans to total loans	1.07%	1.42%
Allowance for credit losses on loans to non-accrual loans	2.66x	1.12x
Non-accrual loans to total loans	0.40%	1.27%
Classified loans (graded substandard and doubtful) as a percentage of total loans	0.95%	1.51%
Capital ratios:
Equity to total assets ratio	10.29%	10.11%
Tangible common equity to tangible assets	8.52%	8.35%
Total capital (to risk-weighted assets)	15.58%	15.25%
Tier 1 capital (to risk-weighted assets)	12.93%	12.34%
Tier 1 capital (to average assets)	8.66%	8.26%
Common equity Tier 1 capital (to risk weighted assets)	12.93%	12.34%
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

	Three months ended			Three months ended
	June 30, 2026			March 31, 2026
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning deposits with banks [1]	$176,889	$1,646	3.68%	$265,720	$2,392	3.60%
Investment securities [2,3]	1,329,846	13,465	4.05%	1,374,555	13,906	4.05%
Loans [1,3,4,5]	2,113,964	27,382	5.12%	2,114,052	26,646	5.04%
Total interest-earning assets [1]	3,620,699	42,493	4.64%	3,754,327	42,944	4.58%
Cash and non-interest-bearing due from banks	32,830			32,496
Bank premises and equipment, net	7,965			8,007
Interest receivable and other assets, net	188,646			194,423
Total assets	$3,850,140			$3,989,253
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$363,579	$1,462	1.61%	$464,323	$2,039	1.78%
Savings accounts	235,698	635	1.08%	228,635	577	1.02%
Money market accounts	1,351,175	7,674	2.28%	1,367,142	7,821	2.32%
Time accounts including CDARS	165,017	965	2.35%	192,553	1,242	2.62%
Borrowings and other obligations [1]	640	6	3.71%	683	6	3.66%
Subordinated notes, net	43,923	817	7.44%	43,873	808	7.36%
Total interest-bearing liabilities	2,160,032	11,559	2.15%	2,297,209	12,493	2.21%
Demand accounts	1,247,995			1,244,595
Interest payable and other liabilities	46,785			49,432
Stockholders' equity	395,328			398,017
Total liabilities & stockholders' equity	$3,850,140			$3,989,253
Tax-equivalent net interest income/margin [1]		$30,934	3.38%		$30,451	3.24%
Reported net interest income/margin [1]		$30,781	3.36%		$30,302	3.23%
Tax-equivalent net interest rate spread			2.49%			2.37%
Page-34

	Six months ended			Six months ended
	June 30, 2026			June 30, 2025
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning deposits with banks [1]	$221,059	$4,038	3.63%	$172,136	$3,799	4.39%
Investment securities [2,3]	1,352,077	27,370	4.05%	1,269,850	16,821	2.65%
Loans [1,3,4,5]	2,114,008	54,028	5.08%	2,073,423	51,254	4.92%
Total interest-earning assets [1]	3,687,144	85,436	4.61%	3,515,409	71,874	4.07%
Cash and non-interest-bearing due from banks	32,664			37,608
Bank premises and equipment, net	7,986			7,046
Interest receivable and other assets, net	191,518			172,894
Total assets	$3,919,312			$3,732,957
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$413,673	$3,501	1.71%	$339,058	$2,452	1.46%
Savings accounts	232,186	1,212	1.05%	224,798	1,120	1.00%
Money market accounts	1,359,115	15,495	2.30%	1,210,326	15,504	2.58%
Time accounts including CDARS	178,709	2,207	2.49%	223,057	3,349	3.03%
Borrowings and other obligations [1]	661	12	3.61%	111	2	3.08%
Subordinated notes, net	43,898	1,625	7.40%	—	—	—%
Total interest-bearing liabilities	2,228,242	24,052	2.18%	1,997,350	22,427	2.26%
Demand accounts	1,246,304			1,252,711
Interest payable and other liabilities	48,101			44,709
Stockholders' equity	396,665			438,187
Total liabilities & stockholders' equity	$3,919,312			$3,732,957
Tax-equivalent net interest income/margin [1]		$61,384	3.31%		$49,447	2.80%
Reported net interest income/margin [1]		$61,083	3.29%		$49,100	2.78%
Tax-equivalent net interest rate spread			2.43%			1.81%
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

[5] Net loan origination costs in interest income totaled $427 thousand and $398 thousand for the three months ended June 30, 2026 and March 31, 2026 and totaled $825 thousand and $764 thousand for the six months ended June 30, 2026 and 2025, respectively.

Page-35

The following table presents the effects of changes in average balances (volume) or changes in average rates on tax-equivalent net interest income for the periods indicated. Volume variances are equal to the increase or decrease in average balances multiplied by prior period rates. Rate variances are equal to the increase or decrease in rates multiplied by prior period average balances. Mix variances are attributable to the change in yields or rates multiplied by the change in average balances, including one day more in the three months ended June 30, 2026, compared to the three months ended March 31, 2026.

	Three months ended June 30, 2026 compared to three months ended March 31, 2026				Six months ended June 30, 2026 compared to six months ended June 30, 2025
(in thousands)	Volume	Yield/Rate	Mix	Total	Volume	Yield/Rate	Mix	Total
Interest-earning deposits with banks	$(799)	$53	$—	$(746)	$1,080	$(655)	$(186)	$239
Investment securities [1]	(454)	13	—	(441)	1,090	8,883	575	10,548
Loans [1]	(1)	436	301	736	1,003	1,737	34	2,774
Total interest-earning assets	(1,254)	502	301	(451)	3,173	9,965	423	13,561
Interest-bearing transaction accounts	(443)	(192)	58	(577)	539	418	92	1,049
Savings accounts	18	32	8	58	37	53	2	92
Money market accounts	(91)	(142)	86	(147)	1,906	(1,705)	(210)	(9)
Time accounts, including CDARS	(178)	(128)	29	(277)	(666)	(594)	118	(1,142)
Borrowings and other obligations	—	—	—	—	10	—	—	10
Subordinated notes	—	9	—	9	—	—	1,625	1,625
Total interest-bearing liabilities	(694)	(421)	181	(934)	1,826	(1,828)	1,627	1,625
Changes in tax-equivalent net interest income	$(560)	$923	$120	$483	$1,347	$11,793	$(1,204)	$11,936
[1] Yields and interest income on tax-exempt securities and loans are presented on a taxable-equivalent basis using the federal statutory rate of 21%.

Second Quarter of 2026 compared to the First Quarter of 2026

Net interest income totaled $30.8 million for the second quarter of 2026, a $479 thousand increase from the prior quarter. This was driven by an eight basis point increase in the average loan yield, combined with a seven basis point decrease in the cost of deposits in the quarter.

The tax-equivalent net interest margin was 3.38% for the second quarter of 2026, compared to 3.24% for the prior quarter. The increase is mostly explained by the increase in average loan yields and the decrease in cost of deposits noted above, and the use of one-way sales of deposits, which improved the mix of average earning assets. The spot rate of deposits at March 31, 2026 of 1.31% dropped to 1.28% at June 30, 2026.

First Six Months of 2026 compared to the First Six Months of 2025

Net interest income totaled $61.1 million for the six months ended June 30, 2026, compared to $49.1 million for the same period in the prior year. The $12.0 million increase from the prior year was primarily due to higher yields in reinvested securities and loans.

The tax-equivalent net interest margin was 3.31% for the six months ended June 30, 2026, compared to 2.80% for the same period in the prior year. The increase of 51 basis points was primarily attributed to the investment securities restructuring performed in both 2024 and 2025 contributing 53 basis points and lower deposit costs and the mix of deposits contributing six basis points, and higher average loan balances and yields. These were partially offset by the impact of the subordinated debt, detracting nine basis points. The spot rate of deposits at June 30, 2025 of 1.29% dropped to 1.28% at June 30, 2026.

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
Page-36

During the second and fourth quarters of 2025, the Bank sold additional securities with relatively low yields and redeployed the proceeds to further reposition our balance sheet, by investing in higher yielding securities. Management and the Board are continuously monitoring and analyzing the impact of market rates on the Company's financial condition and results of operations to enhance performance, safety and soundness and returns to shareholders. See ITEM 3. Quantitative and Qualitative Disclosure about Market Risk for further information.

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

The following table shows provisions charged to expense during the periods presented.

	Three months ended		Six months ended
(dollars in thousands)	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
(Reversal of) provision for credit losses on loans	$(320)	$—	$(320)	$75

We recorded a reversal of the provision for credit losses on loans of $320 thousand in the second quarter of 2026, driven by lower loan balances and improved credit quality in the non-owner occupied commercial real estate portfolio. This compared to no provision in the prior quarter. Non-accrual loans declined during the quarter to $8.5 million, or 0.40% of the loan portfolio, at June 30, 2026, compared to $8.6 million or 0.41% at March 31, 2026, and $26.9 million, or 1.27%, at December 31, 2025.

We recorded a reversal of the provision for credit losses on loans of $320 thousand in the six months ended June 30, 2026, and recorded a provision for credit losses on loans of $75 thousand in the six months ended June 30, 2025.

For more information, refer to Note 5, Loans and Allowance for Credit Losses on Loans, to the consolidated financial statements in this Form 10-Q.

Page-37

Non-interest Income (Loss)

The following table details the components of non-interest income (loss).

	Three months ended
(dollars in thousands)	June 30, 2026	March 31, 2026	Amount Change	Percent Change
Service charges on deposit accounts	$563	$563	$—	—%
Wealth management and trust services	543	596	(53)	(8.9)%
Earnings on bank-owned life insurance, net	442	487	(45)	(9.2)%
Debit card interchange fees, net	397	362	35	9.7%
Dividends on Federal Home Loan Bank stock	199	855	(656)	(76.7)%
Merchant interchange fees, net	142	118	24	20.3%
Earnings on bank-owned life insurance death benefits	59	479	(420)	(87.7)%
Other income	824	374	450	120.3%
Total non-interest (loss) income	$3,169	$3,834	$(665)	(17.3)%

	Six months ended
(dollars in thousands)	June 30, 2026	June 30, 2025	Amount Change	Percent Change
Service charges on deposit accounts	$1,126	$1,098	$28	2.6%
Wealth management and trust services	1,139	1,175	(36)	(3.1)%
Earnings on bank-owned life insurance, net	929	905	24	2.7%
Debit card interchange fees, net	759	806	(47)	(5.8)%
Dividends on Federal Home Loan Bank stock	1,054	737	317	43.0%
Merchant interchange fees, net	260	186	74	39.8%
Earnings on bank-owned life insurance death benefits	538	306	232	75.8%
Losses on sale of investment securities	—	(18,736)	18,736	NM
Other income	1,198	776	422	54.4%
Total non-interest (loss) income	$7,003	$(12,747)	$19,750	(154.9)%
NM - not meaningful

Second Quarter of 2026 Compared to the First Quarter of 2026

Non-interest income was $3.2 million for the second quarter of 2026, compared to $3.8 million for the prior quarter. The decrease of $665 thousand from the prior quarter was primarily attributable to a decrease in dividend income on FHLB stock of $656 thousand which included the $479 thousand special dividend received in the first quarter. There was also bank owned life insurance death benefits of $479 thousand received in the first quarter, compared to $59 thousand in the second quarter. These were partially offset by the increase in fee income within other income of $377 thousand due to one-way sales of deposits in the quarter.

First Six Months of 2026 Compared to the First Six Months of 2025

Non-interest income was $7.0 million for the first six months ended June 30, 2026, compared to a loss of $12.7 million for the same period of the prior year. The prior year included $18.7 million in pre-tax losses on the sale of investment securities. Excluding those losses, non-interest income increased $1.0 million primarily due to an increase of $317 thousand earned in dividends including a special dividend on Federal Home Loan Bank stock received, an increase of $232 thousand earned on bank-owned life insurance death benefits, and increased fees on one-way sales of deposits of $395 thousand included in other income in 2026.

Page-38

Non-interest Expense

The following table details the components of non-interest expense.

	Three months ended
(dollars in thousands)	June 30, 2026	March 31, 2026	Amount Change	Percent Change
Salaries and related benefits	$12,609	$13,394	$(785)	(5.9)%
Occupancy and equipment	2,090	2,099	(9)	(0.4)%
Data processing	1,138	1,228	(90)	(7.3)%
Professional services	1,371	1,093	278	25.4%
Federal Deposit Insurance Corporation insurance	555	730	(175)	(24.0)%
Information technology	510	515	(5)	(1.0)%
Charitable contributions	190	437	(247)	(56.5)%
Directors' expense	261	285	(24)	(8.4)%
Depreciation and amortization	270	263	7	2.7%
Amortization of core deposit intangible	196	200	(4)	(2.0)%
Deposit network fees	118	149	(31)	(20.8)%
Other expense	2,289	2,146	143	6.7%
Total non-interest expense	$21,597	$22,539	$(942)	(4.2)%

	Six months ended
(dollars in thousands)	June 30, 2026	June 30, 2025	Amount Change	Percent Change
Salaries and related benefits	$26,003	$24,095	$1,908	7.9%
Occupancy and equipment	4,189	4,332	(143)	(3.3)%
Data processing	2,366	2,177	189	8.7%
Professional services	2,464	1,845	619	33.6%
Federal Deposit Insurance Corporation insurance	1,285	809	476	58.8%
Information technology	1,025	976	49	5.0%
Charitable contributions	627	519	108	20.8%
Directors' expense	546	583	(37)	(6.3)%
Depreciation and amortization	533	642	(109)	(17.0)%
Amortization of core deposit intangible	396	447	(51)	(11.4)%
Deposit network fees	267	228	39	17.1%
Other expense	4,435	4,343	92	2.1%
Total non-interest expense	$44,136	$40,996	$3,140	7.7%
Second Quarter of 2026 Compared to the First Quarter of 2026

Non-interest expense totaled $21.6 million for the second quarter of 2026, compared to $22.5 million for the prior quarter, a decrease of $942 thousand. This was primarily due to a decrease of $785 thousand in salaries and related benefits. Expenses decreased due to incentive bonus accruals, 401(k) contribution matching, profit sharing accruals, and stock-based compensation grants that occurred in the first quarter and were not repeated in the second quarter. There were also decreases of $247 thousand in charitable contributions because the majority of annual giving occurs in the first quarter, and $175 thousand in FDIC insurance. This was partially offset by an increase of $278 thousand in professional services expense in the second quarter of 2026 mostly related to audit, operations, compliance, information security and accounting fees.

First Six Months of 2026 Compared to the First Six Months of 2025

Non-interest expense totaled $44.1 million for the first six months ending June 30, 2026, compared to $41.0 million for the same period of 2025, an increase of $3.1 million. This was primarily due to an increase of $1.9 million in salaries and benefits. Expenses increased due to a higher full-time employee count and annual salary increases. There were also increases of $619 thousand in professional services expense and $476 thousand in FDIC insurance in the first six months of 2026.

Page-39

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

The income tax provision for the second quarter of 2026 totaled $3.4 million at an effective tax rate of 27.0%, compared to a provision of $3.1 million at an effective tax rate of 26.6% in the prior quarter. The increase in the provision for income taxes in the second quarter of 2026 reflected higher pre-tax income as compared to the prior quarter. The increase in the effective tax rate in the second quarter of 2026 was primarily driven by the treatment of certain permanent tax differences, which had a greater proportional effect given the lower pre‑tax income in the prior quarter.

The income tax provision for the first six months of 2026 totaled $6.5 million at an effective tax rate of 26.8%, compared to an income tax benefit of $1.1 million at an effective tax rate of 22.4% for the first six months of 2025. The increase in the provision for incomes taxes and effective tax rate in the first six months of 2026, as compared to the same period a year ago, was primarily due to an increase of $29.0 million in pre-tax income.

On June 27, 2025, Senate Bill 132 (“SB 132”) was passed and signed into law by Governor Newsom. Effective for taxable years beginning on or after January 1, 2025, SB 132 amends California Revenue & Tax Code (“CRTC”) to require financial institutions to apportion income using the single sales factor formula. Prior to this change, these businesses were required by CRTC Sec. 25128(b) to use an evenly weighted three-factor apportionment formula contemplating a payroll factor, property factor, and sales factor. This law does not have a material impact on the company’s tax expense as of June 30, 2026.

On July 4, 2025, the Trump Administration signed and enacted the One Big Beautiful Bill Act ("the Act") into law. Except for certain provisions, the Act is effective for tax years beginning on or after January 1, 2025. The tax and spending legislation permanently extends key business tax breaks originally enacted under the 2017 Tax Cuts and Jobs Act. The company evaluated the impact of the Act on income tax expense, deferred tax assets and liabilities, and related valuation allowances. This law did not have a material impact on the company's tax expense as of June 30, 2026.

We file a consolidated return in the U.S. federal tax jurisdiction and combined returns in the states of California and New Jersey due to interest on purchased auto loans registered in New Jersey. There were no ongoing federal or state income tax examinations at the time of the issuance of this report. As of June 30, 2026, neither the Bank nor Bancorp had accruals for interest or penalties related to unrecognized tax benefits.

Page-40

FINANCIAL CONDITION SUMMARY

Cash, Cash Equivalents and Restricted Cash

Total cash, cash equivalents and restricted cash were $279.6 million at June 30, 2026, an increase of $54.3 million compared to $225.3 million at December 31, 2025, driven by proceeds from paydowns and maturities of investment securities of $137.9 million, loan payoffs and paydowns of $101.8 million, and $40.4 million in amortization of principal, partially offset by $123.6 million in loan fundings, purchases of investment securities of $65.2 million, $45.6 million from net decrease of deposits, and dividends of $8.1 million to shareholders.

Investment Securities

The investment securities portfolio totaled $1.243 billion at June 30, 2026, a decrease of $85.0 million from $1.328 billion at December 31, 2025. The decrease was primarily due to principal repayments and calls/maturities totaling $137.9 million, partially offset by purchases of AFS securities of $65.2 million.

The portfolio is eligible for pledging to FHLB or the Federal Reserve as collateral for borrowing, and is comprised of high credit quality investments with an average effective duration of 2.91. The portfolio generates cash flows monthly from interest, principal amortization and payoffs, which supports the Bank's liquidity. Those cash flows totaled $92.1 million and $73.4 million in the second quarter of 2026 and the first quarter of 2026, respectively. Refer to Note 4, Investment Securities, to the consolidated financial statements in this Form 10-Q.

The following table summarizes our investment in obligations of state and political subdivisions at June 30, 2026 and December 31, 2025.

	June 30, 2026			December 31, 2025
(dollars in thousands)	Amortized Cost	Fair Value	% of Total State and Political Subdivisions	Amortized Cost	Fair Value	% of Total State and Political Subdivisions
Within California:
General obligation bonds	$9,980	$8,227	17.2%	$9,891	$8,359	16.3%
Revenue bonds	—	—	—	—	—	—
Total within California	9,980	8,227	17.2	9,891	8,359	16.3
Outside California:
General obligation bonds	37,242	33,010	64.1	40,352	35,985	65.9
Revenue bonds	10,850	9,589	18.7	10,881	9,544	17.8
Total outside California	48,092	42,599	82.8	51,233	45,529	83.7
Total obligations of state and political subdivisions	$58,072	$50,826	100.0%	$61,124	$53,888	100.0%
Percent of investment portfolio	4.5%	4.1%		4.5%	4.1%
Of the total investment in obligations of state and political subdivisions, the largest concentrations outside of California are in Texas (41.4%), Wisconsin (25.4%) and Virginia (7.0%). Our investment in obligations issued by municipal issuers in Texas are either guaranteed by the AAA rated Texas Permanent School Fund ("PSF") or backed by revenue sources from essential services (such as utilities and transportation).

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

Page-41

Loans and Credit Quality

Loans totaled $2.101 billion as of June 30, 2026, compared to $2.121 billion as of December 31, 2025 with a decrease of $19.9 million. See the rollforward of loan balances below.

	Three months ended		Six months ended
(in millions; unaudited)	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Gross loans beginning balance	$2,115.7	$2,120.9	$2,120.9	$2,083.3
Newly funded	62.8	60.8	123.6	98.0
New total commitments[1]	98.4	80.5	178.9	132.8
Purchased	—	—	—	—
Net increase (decrease) in line of credit utilization	14.5	0.6	15.1	(6.6)
Pay-downs and maturities	(71.2)	(30.6)	(101.8)	(59.9)
Charge-offs	—	(7.3)	(7.3)	(0.8)
Note sales	—	(9.1)	(9.1)	(1.3)
Amortization	(20.8)	(19.6)	(40.4)	(39.1)
Gross loans ending balance	$2,101.0	$2,115.7	$2,101.0	$2,073.6
[1] New total commitments includes both newly funded loans and new unfunded commitments

For the six months ending June 30, 2026, loans originated were $178.9 million ($123.6 million funded) compared to $132.8 million ($98.0 million funded) in the same period of the prior year. The second quarter of 2026 originations exceeded both prior quarter and prior year's second quarter.

Payoffs in the six months ended June 30, 2026 were $101.8 million, compared to $59.9 million in the prior year including a significant increase in the second quarter of 2026 mostly related to planned exits and customer asset sales. In addition, net utilization of credit lines increased to $15.1 million during the six months ended June 30, 2026, compared to the net decrease in utilization of credit lines of $6.6 million in the prior year.

There were significant improvements to our credit quality in the first six months of 2026 including non-accrual balances, classified loan balances and past due loan balances. Non-accrual loans declined by $18.4 million during that time to $8.5 million, or 0.40% of total loans, compared to $26.9 million, or 1.27%, at December 31, 2025. The reduction was driven primarily by the sale of two non-owner occupied commercial real estate loans totaling $16.3 million in the first quarter of 2026 with continued payoffs in the second quarter.

Classified loans declined by $12.2 million during the first six months of 2026 to $19.9 million from $32.1 million at December 31, 2025. The improvement was driven primarily by the sale of the two non‑owner occupied commercial real estate loans previously discussed, along with payoffs totaling $2.6 million. These positive trends were partially offset by downgrades totaling $8.0 million into the classified category, $2.2 million of which occurred in the second quarter. The Bank remains disciplined and proactive in our credit management approach with close monitoring and active resolution efforts across the portfolio.

Accruing loans past due 30 to 89 days totaled $2.0 million at June 30, 2026, down from $2.8 million at December 31, 2025.

Loans designated as special mention, which are not considered adversely classified, decreased to $100.9 million at June 30, 2026 compared to $118.0 million at December 31, 2025. The $17.1 million net decrease reflects $22.5 million in payoffs, $12.0 million in upgrades, $5.7 million in downgrades out of the category and $2.0 million in contractual amortization and payoffs, partially offset by $24.6 million that migrated into special mention.

Net charge-offs totaled $7.3 million in the first six months of 2026 compared to $877 thousand in the prior year during the same time period. Approximately $7.2 million of the charge‑offs were related to the two non-accrual loans that were sold in the first quarter of 2026. These charge‑offs were fully offset by specific reserves that were already in place for the two loans.

For more information, refer to Note 5, Loans and Allowance for Credit Losses on Loans, to the consolidated financial statements in this Form 10-Q.

Page-42

Liabilities - Deposits and Borrowings

During the first six months of 2026, total liabilities decreased by $50.1 million to $3.460 billion. Deposits totaled $3.370 billion at June 30, 2026, a decrease of $45.6 million, compared to $3.416 billion at December 31, 2025.

The majority of the decrease in deposits was due to a decrease of $179.8 million in interest bearing transaction accounts, $47.5 million in time accounts and $17.1 million in non-interest bearing deposits, partially offset by an increase of $205.5 million in money market deposits. The decrease was primarily attributable to a small number of relationships and reflected seasonal customer activity and investment policy decisions, rather than broader changes in deposit trends. In addition, seasonal tax-related outflows contributed to the second quarter decrease. Interest bearing transaction accounts decreased while money market accounts increased primarily as a result of the transfer of approximately $170 million in reciprocal deposits during the second quarter. As of June 30, 2026, total one-way sales decreased to zero although the Bank strategically sold an average of $94.7 million during the second quarter which enhanced non-interest income and net interest margin. Non-interest bearing deposits continued to make up a strong 36.7% of total deposits at June 30, 2026, consistent with December 31, 2025.

The Bank had no outstanding short-term borrowings at June 30, 2026 and December 31, 2025. Net available funding sources, including unrestricted cash, unencumbered available-for-sale securities, and total available borrowing capacity was $2.177 billion, or 65% of total deposits and 214% of estimated uninsured and/or uncollateralized deposits as of June 30, 2026.

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

Management reviews capital ratios on a regular basis and produces a five-year capital plan semi-annually to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet our anticipated future needs.  Stress tests are performed on capital ratios and include scenarios such as additional unrealized losses on the investment portfolio, additional deposit growth, loan credit quality deterioration, and potential share repurchases. For all periods presented, the Bank’s ratios exceed the regulatory definition of “well-capitalized” under the regulatory framework for prompt corrective action and Bancorp’s ratios exceed the required minimum ratios to be considered a well-capitalized bank holding company. In addition, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action as of June 30, 2026. There are no conditions or events since that notification that management believes have changed the Bank’s categories and we expect the Bank to remain well capitalized for prompt corrective action purposes.

The total risk-based capital ratio for Bancorp was 15.58% at June 30, 2026, compared to 15.25% at December 31, 2025. The total risk-based capital ratio for the Bank was 14.61% at June 30, 2026, compared to 13.90% at December 31, 2025.

The Bancorp’s and Bank’s capital adequacy ratios as of June 30, 2026 and December 31, 2025 are presented in the following tables.
Page-43

Bancorp Capital Ratios (dollars in thousands)	Actual		Regulatory Minimum Plus Capital Conservation Buffer [1]		Threshold to be a Well Capitalized Bank Holding Company
June 30, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$395,475	15.58%	$266,527	10.50%	$253,835	10.00%
Tier 1 Capital (to risk-weighted assets)	$328,161	12.93%	$215,728	8.50%	$203,038	8.00%
Tier 1 Leverage Capital (to average assets)	$328,161	8.66%	$151,575	4.00%	$189,469	5.00%
Common Equity Tier 1 (to risk-weighted assets)	$328,161	12.93%	$177,659	7.00%	$164,969	6.50%
December 31, 2025
Total Capital (to risk-weighted assets)	$392,305	15.25%	$270,111	10.50%	$257,249	10.00%
Tier 1 Capital (to risk-weighted assets)	$317,501	12.34%	$218,700	8.50%	$205,835	8.00%
Tier 1 Leverage Capital (to average assets)	$317,501	8.26%	$153,754	4.00%	$192,192	5.00%
Common Equity Tier 1 (to risk-weighted assets)	$317,501	12.34%	$180,106	7.00%	$167,241	6.50%

Bank Capital Ratios (dollars in thousands)	Actual		Regulatory Minimum Plus Capital Conservation Buffer [1]		Threshold to be Well Capitalized under Prompt Corrective Action Provisions
June 30, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$370,718	14.61%	$266,430	10.50%	$253,742	10.00%
Tier 1 Capital (to risk-weighted assets)	$347,358	13.69%	$215,672	8.50%	$202,985	8.00%
Tier 1 Leverage Capital (to average assets)	$347,358	9.16%	$151,685	4.00%	$189,606	5.00%
Common Equity Tier 1 (to risk-weighted assets)	$347,358	13.69%	$177,612	7.00%	$164,925	6.50%
December 31, 2025
Total Capital (to risk-weighted assets)	$357,407	13.90%	$269,984	10.50%	$257,127	10.00%
Tier 1 Capital (to risk-weighted assets)	$326,460	12.69%	$218,669	8.50%	$205,806	8.00%
Tier 1 Leverage Capital (to average assets)	$326,460	8.49%	$153,809	4.00%	$192,262	5.00%
Common Equity Tier 1 (to risk-weighted assets)	$326,460	12.69%	$180,081	7.00%	$167,218	6.50%
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

Net available contingent funding sources, including unrestricted cash, unencumbered available-for-sale securities and total available borrowing capacity totaled $2.177 billion or 65% of total deposits and 214% of estimated uninsured and/or uncollateralized deposits as of June 30, 2026.

Page-44

The following table details the components of our contingent liquidity sources as of June 30, 2026.

(in thousands)	Total Available	Amount Used	Net Availability
Internal Sources
Unrestricted cash [1]	$256,584	$—	$256,584
Unencumbered securities at market value	491,749	—	491,749
External Sources	—
FHLB line of credit	978,367	—	978,367
FRB line of credit	310,442	—	310,442
Lines of credit at correspondent banks	140,000	—	140,000
Total Liquidity	$2,177,142	$—	$2,177,142
1 Excludes cash items in transit.
Note: Brokered deposits available through third party networks are not included above..

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
Our cash and cash equivalents increased $54.3 million in the first six months of 2026. The most significant sources of liquidity during the first six months of 2026 were $137.9 million from principal paydowns, calls and maturities of investment securities, loan payoffs and paydowns of $101.8 million, $40.4 million in amortization of principal, and $13.3 million in net cash provided by operating activities. In addition, there were proceeds from loan sales of $9.1 million.

Significant uses of liquidity during the six months ended June 30, 2026 were $123.6 million in loan fundings, $65.2 million in investment securities purchased, $45.6 million from net decrease of deposits, net loan line utilization of $15.1 million and $8.1 million in cash dividends paid on common stock to our shareholders. Refer to the Consolidated Statements of Cash Flows in this Form 10-Q for additional information on our sources and uses of liquidity. Management anticipates that our current strong liquidity position, as detailed in this report, and contingent funding sources outlined in the table above are adequate to support our operational needs.

Unfunded credit commitments, as discussed in Note 8 to the consolidated financial statements in this Form 10-Q, totaled $450.1 million at June 30, 2026. We expect to fund these commitments to the extent utilized primarily through the repayment of existing loans, principal paydowns of investment securities, and liquid assets.

Over the next twelve months, $151.8 million of time deposits will mature. We expect that a high percentage of these funds will remain with the Bank either through renewals or shifts to other deposit products. Any outflows can be absorbed by the Bank's excess liquidity. We believe our emphasis on local deposits, combined with our immediately available funding sources, provides a very stable base for our liquidity needs.

We had no outstanding short term borrowings under our credit facilities at June 30, 2026, and at December 31, 2025, as discussed in Note 6, Borrowings and Other Obligations, to the Consolidated Financial Statements in this Form 10-Q. We issued Fixed-to-Floating Subordinated Notes of $45.0 million with a final maturity date of December 1, 2035, during 2025, to certain investors in a private placement, to strengthen our capital ratios as part of our balance sheet repositioning, as discussed in Note 9 to the Consolidated Financial Statements. At June 30, 2026, the balance of the 2035 Notes included in the Company’s Consolidated Statements of Condition, net of debt issuance cost, was $44.0 million.

Because Bancorp is a holding company and does not conduct regular banking operations, its primary sources of liquidity are dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to Bancorp without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the
Page-45

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

The primary uses of funds for Bancorp are shareholder dividends, subordinated notes servicing, share repurchases and ordinary operating expenses.  Bancorp held $24.6 million in cash at June 30, 2026, which is expected to cover cash needs through the next twelve months.

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

Page-46

Reconciliation of GAAP and Non-GAAP Financial Measures

(in thousands, except per share amounts; unaudited)	Three months ended		Six months ended
Pre-tax, pre-provision net income	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Income (loss) before (benefit from) provision for income taxes	$12,673	$11,597	$24,270	$(4,718)
(Reversal of) provision for credit losses on loans	(320)	—	(320)	75
Provision for credit losses on unfunded loan commitments	—	—	—	—
Pre-tax, pre-provision net income (loss) (GAAP)	12,353	11,597	23,950	(4,643)
Adjustments:
Losses on sale of investment securities from portfolio repositioning	—	—	—	18,736
Comparable pre-tax, pre-provision net income (non-GAAP)	$12,353	$11,597	$23,950	$14,093
Net income (loss)
Net income (loss) (GAAP)	$9,246	$8,510	$17,756	$(3,660)
Adjustments:
Losses on sale of investment securities from portfolio repositioning	—	—	—	18,736
Related income tax benefit[1]	—	—	—	(5,538)
Adjustments, net of taxes	—	—	—	13,198
Comparable net income (non-GAAP)	$9,246	$8,510	$17,756	$9,538
Diluted earnings (loss) per share
Weighted average diluted shares	15,991	15,973	15,983	15,983
Diluted earnings (loss) per share (GAAP)	$0.58	$0.53	$1.11	$(0.23)
Comparable diluted earnings per share (non-GAAP)	$0.58	$0.53	$1.11	$0.60
Return on average assets
Average assets	$3,850,140	$3,989,253	$3,919,312	$3,732,957
Return on average assets (GAAP)	0.96%	0.87%	0.91%	(0.20)%
Comparable return on average assets (non-GAAP)	0.96%	0.87%	0.91%	0.52%
Return on average equity
Average stockholders' equity	$395,328	$398,017	$396,665	438,187
Return on average equity (GAAP)	9.38%	8.67%	9.03%	(1.68)%
Comparable return on average equity (non-GAAP)	9.38%	8.67%	9.03%	4.39%
Return on average tangible common equity
Average goodwill and intangibles	$74,393	$74,591	$74,491	$75,336
Average tangible common equity	320,935	323,426	322,174	362,851
Return on average tangible common equity (GAAP)	11.56%	10.67%	11.11%	(2.03)%
Comparable return on average tangible common equity (non-GAAP)	11.56%	10.67%	11.11%	5.30%
Efficiency ratio
Non-interest expense	$21,597	$22,539	$44,136	$40,996
Net interest income	$30,781	$30,302	$61,083	$49,100
Non-interest income (loss) (GAAP)	$3,169	$3,834	$7,003	$(12,747)
Losses on sale of investment securities from portfolio repositioning	—	—	—	18,736
Non-interest income (non-GAAP)	$3,169	$3,834	$7,003	$5,989
Efficiency ratio (GAAP)	63.62%	66.03%	64.82%	112.77%
Comparable efficiency ratio (non-GAAP)	63.62%	66.03%	64.82%	74.42%
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
Page-47

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

From time to time, we enter into interest rate swap contracts to mitigate the changes in the fair value of selected investment securities and specified long-term fixed-rate loans as well as firm commitments to enter into long-term fixed-rate loans caused by changes in interest rates. Refer to Note 10, Derivative Financial Instruments and Hedging Activities, to the consolidated financial statements in this Form 10-Q.

ALCO and the Board of Directors review our exposure to interest rate risk at least quarterly. We use simulation models to measure interest rate risk and to evaluate strategies to improve profitability in the context of policy guidelines. A simplified statement of condition is prepared on a quarterly basis as a starting point, using instrument level data of our actual loans, investments, borrowings and deposits as inputs. If potential changes to net equity value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, management may adjust the asset and liability mix to bring the risk position within approved limits or take other actions. Governing policies are subject to review by regulators and are updated to incorporate their observations and adapt to changes in idiosyncratic and systemic risks. As of June 30, 2026, interest rate risk was within the policy guidelines established by ALCO and the Board. One set of interest rates modeled and evaluated against flat interest rates and a static balance sheet is a series of immediate parallel shifts in the yield curve. Our most recent analysis of our interest rate sensitivity is provided in the following table as an example rather than an expectation of likely interest rate movements.

Immediate Changes in Interest Rates (in basis points)	Estimated Change in Net Interest Income in Year 1, as Percent of Net Interest Income	Estimated Change in Net Interest Income in Year 2, as Percent of Net Interest Income
up 400	0.5%	12.1%
up 300	0.5%	9.4%
up 200	0.3%	6.3%
up 100	0.4%	3.6%
down 100	(2.2)%	(4.7)%
down 200	(4.4)%	(9.0)%
down 300	(6.4)%	(13.5)%
down 400	(7.5)%	(17.0)%

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
Page-48

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

Remediation Plan for the Material Weakness

Since identifying the material weakness, management, under the oversight of the Audit Committee has taken the following steps to remediate this deficiency. The Company continues to execute on its remediation plan, which includes controls to:

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

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, during the quarter ended June 30, 2026, there were no significant changes that materially affected, or are reasonably likely to affect, our internal control over financial reporting. The term internal control over financial reporting, as defined by Rule 15d-15(f) of the Act, is a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and affected by the issuer's board of directors, management and other personnel, to
Page-49

provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Issuer Purchases of Equity Securities

On July 24, 2025, the board of directors authorized the repurchase of up to $25.0 million of its common stock effective July 24, 2025 through July 31, 2027. The only activity under the program was in the third quarter of 2025. Cumulative shares repurchased under the current program total 50,000 shares at an average price of $22.33 per share, with $23.9 million remaining available as of June 30, 2026. The Bank opted not to repurchase shares in the first or second quarter of 2026.

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

Bank of Marin Bancorp
(registrant)

August 6, 2026	/s/ Timothy D. Myers
Date	Timothy D. Myers
President and Chief Executive Officer
(Principal Executive Officer)

August 6, 2026	/s/ David Bonaccorso
Date	David Bonaccorso
Executive Vice President &
Chief Financial Officer

August 6, 2026	/s/ Susan Ramirez
Date	Susan Ramirez
First Vice President & Controller
(Principal Accounting Officer)

Page-52