Form 10-Q
period 2026-09-30
Bank of Marin Bancorp
filed 2026-11-05
CIK 1403475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026
OR
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
Yes   ☐    No  ☒

As of October 31, 2026, there were 16,213,611 shares of common stock outstanding.

Page-2

PART I       FINANCIAL INFORMATION

ITEM 1.     Financial Statements

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data; unaudited)	September 30, 2026	December 31, 2025
Assets
Cash, cash equivalents and restricted cash	$265,330	$225,303
Investment securities:
Available-for-sale, at fair value (net of zero allowance for credit losses at September 30, 2026 and December 31, 2025)	1,215,229	1,327,812
Total investment securities	1,215,229	1,327,812
Loans, at amortized cost	2,144,386	2,120,853
Allowance for credit losses on loans	(22,943)	(30,089)
Loans, net of allowance for credit losses on loans	2,121,443	2,090,764
Goodwill	72,754	72,754
Bank-owned life insurance	71,770	71,306
Operating lease right-of-use assets	22,377	22,499
Bank premises and equipment, net	7,990	8,059
Core deposit intangible, net	1,329	1,916
Interest receivable and other assets	88,472	84,365
Total assets	$3,866,694	$3,904,778
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Noninterest-bearing	$1,282,323	$1,254,416
Interest-bearing:
Transaction accounts	247,292	417,482
Savings accounts	225,467	232,109
Money market accounts	1,497,696	1,305,849
Time accounts	142,444	205,686
Total deposits	3,395,222	3,415,542
Borrowings and other obligations	582	709
Subordinated notes, net of issuance costs	44,006	43,857
Operating lease liabilities	24,738	24,747
Interest payable and other liabilities	22,770	25,269
Total liabilities	3,487,318	3,510,124
Commitments and contingent liabilities (Note 8)
Stockholders' Equity
Preferred stock, no par value, Authorized - 5,000,000 shares, none issued	—	—
Common stock, no par value, Authorized - 30,000,000 shares; issued and outstanding - 16,233,030 and 16,102,687 at September 30, 2026, and December 31, 2025, respectively	217,638	214,910
Retained earnings	213,729	198,163
Accumulated other comprehensive loss, net of taxes	(51,991)	(18,419)
Total stockholders' equity	379,376	394,654
Total liabilities and stockholders' equity	$3,866,694	$3,904,778

The accompanying notes are an integral part of these consolidated financial statements (unaudited).
Page-3

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Three months ended			Nine months ended
(in thousands, except per share amounts; unaudited)	September 30, 2026	June 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest income
Interest and fees on loans	$28,101	$27,267	$26,254	$81,902	$77,298
Interest on investment securities	12,922	13,427	9,846	40,218	26,530
Interest on due from banks	1,401	1,646	2,969	5,439	6,768
Total interest income	42,424	42,340	39,069	127,559	110,596
Interest expense
Interest on interest-bearing transaction accounts	630	1,462	1,365	4,131	3,817
Interest on savings accounts	640	635	600	1,852	1,720
Interest on money market accounts	8,107	7,674	8,376	23,602	23,880
Interest on time accounts	832	965	1,571	3,039	4,920
Interest on borrowings and other obligations	5	6	1	17	3
Interest on subordinated notes	810	817	—	2,435	—
Total interest expense	11,024	11,559	11,913	35,076	34,340
Net interest income	31,400	30,781	27,156	92,483	76,256
Provision for (reversal of) credit losses on loans	500	(320)	—	180	75
Provision for credit losses on unfunded loan commitments	325	—	—	325	—
Net interest income after provision for credit losses	30,575	31,101	27,156	91,978	76,181
Non-interest income
Service charges on deposit accounts	814	563	547	1,940	1,645
Wealth management and trust services	562	543	564	1,701	1,739
Earnings on bank-owned life insurance, net	445	442	434	1,375	1,339
Dividends on Federal Home Loan Bank stock	398	199	366	1,452	1,103
Debit card interchange fees, net	393	397	405	1,152	1,211
Merchant interchange fees, net	184	142	87	444	273
Earnings on bank-owned life insurance death benefits	—	59	—	538	306
Losses on sale of investment securities	—	—	—	—	(18,736)
Other income	874	824	342	2,071	1,118
Total non-interest income (loss)	3,670	3,169	2,745	10,673	(10,002)
Non-interest expense
Salaries and related benefits	12,144	12,609	12,004	38,147	36,099
Occupancy and equipment	2,163	2,090	2,079	6,352	6,411
Professional services	1,239	1,371	1,115	3,703	2,960
Data processing	1,222	1,138	1,116	3,588	3,293
Information technology	511	510	538	1,536	1,514
Federal Deposit Insurance Corporation insurance	316	555	459	1,601	1,268
Depreciation and amortization	277	270	291	810	933
Directors' expense	253	261	249	799	832
Amortization of core deposit intangible	191	196	217	587	664
Charitable contributions	130	190	56	757	575
Deposit network fees	99	118	121	366	349
Other expense	2,026	2,289	2,046	6,461	6,389
Total non-interest expense	20,571	21,597	20,291	64,707	61,287
Income before provision for income taxes	13,674	12,673	9,610	37,944	4,892
Provision for income taxes	3,740	3,427	2,084	10,254	1,026
Net income	$9,934	$9,246	$7,526	$27,690	$3,866
Earnings per common share
Basic	$0.62	$0.58	$0.47	$1.74	$0.24
Diluted	$0.62	$0.58	$0.47	$1.73	$0.24
Weighted average shares:
Basic	15,984	15,952	15,907	15,954	15,957
Diluted	16,040	15,991	15,934	16,003	15,979
Comprehensive income (loss):
Net income	$9,934	$9,246	$7,526	$27,690	$3,866
Other comprehensive (loss) income:
Change in net unrealized (losses) gains on available-for-sale securities	(35,184)	(4,838)	2,514	(47,664)	5,317
Reclassification adjustment for losses realized on the sale of available-for-sale securities in net income	—	—	—	—	18,736
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	—	—	360	—	1,065
Other comprehensive (loss) income, before tax	(35,184)	(4,838)	2,874	(47,664)	25,118
Deferred tax (benefit) expense	(10,402)	(1,430)	850	(14,092)	7,426
Other comprehensive (loss) income, net of tax	(24,782)	(3,408)	2,024	(33,572)	17,692
Total comprehensive (loss) income	$(14,848)	$5,838	$9,550	$(5,882)	$21,558
The accompanying notes are an integral part of these consolidated financial statements (unaudited).
Page-4

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the three months ended September 30, 2026 and 2025

(in thousands, except share data; unaudited)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total
	Shares	Amount
	Three months ended September 30, 2026
Balance at July 1, 2026	16,186,611	$216,050	$207,843	$(27,209)	$396,684
Net income	—	—	9,934	—	9,934
Other comprehensive loss, net of tax	—	—	—	(24,782)	(24,782)
Stock issued under employee stock purchase plan	348	9	—	—	9
Stock issued under employee stock ownership plan	37,300	1,059			1,059
Restricted stock granted	2,500	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(877)	(25)	—	—	(25)
Restricted stock forfeited / cancelled	(493)	—	—	—	—
Stock-based compensation - restricted stock	—	324	—	—	324
Cash dividends paid on common stock ($0.25 per share)	—	—	(4,048)	—	(4,048)
Stock issued in payment of director fees	7,641	221	—	—	221
Balance at September 30, 2026	16,233,030	$217,638	$213,729	$(51,991)	$379,376
	Three months ended September 30, 2025
Balance at July 1, 2025	16,116,470	$214,713	$238,225	$(14,400)	$438,538
Net income	—	—	7,526	—	7,526
Other comprehensive income, net of tax	—	—	—	2,024	2,024
Stock issued under employee stock purchase plan	385	9	—	—	9
Stock issued under employee stock ownership plan	19,000	422	—	—	422
Restricted stock granted	2,000	—	—	—	—
Restricted stock forfeited / cancelled	(2,097)	—	—	—	—
Stock-based compensation - restricted stock	—	225	—	—	225
Cash dividends paid on common stock ($0.25 per share)	—	—	(4,024)	—	(4,024)
Stock issued in payment of director fees	8,928	216	—	—	216
Stock repurchased, including commissions	(50,000)	(1,118)	—	—	(1,118)
Balance at September 30, 2025	16,094,686	$214,467	$241,727	$(12,376)	$443,818

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the nine months ended September 30, 2026 and 2025

(in thousands, except share data; unaudited)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total
	Shares	Amount
	Nine months ended September 30, 2026
Balance at January 1, 2026	16,102,687	$214,910	$198,163	$(18,419)	$394,654
Net income	—	—	27,690	—	27,690
Other comprehensive loss, net of tax	—	—	—	(33,572)	(33,572)
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	1,200	30	—	—	30
Stock issued under employee stock purchase plan	1,050	27	—	—	27
Stock issued under employee stock ownership plan	52,300	1,431	—	—	1,431
Restricted stock granted	95,571	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(7,771)	(175)	—	—	(175)
Restricted stock forfeited / cancelled	(27,973)	(6)	—	—	(6)
Stock-based compensation - restricted stock	—	986	—	—	986
Cash dividends paid on common stock ($0.75 per share)	—	—	(12,124)	—	(12,124)
Stock issued in payment of director fees	15,966	435	—	—	435
Balance at September 30, 2026	16,233,030	$217,638	$213,729	$(51,991)	$379,376
	Nine months ended September 30, 2025
Balance at January 1, 2025	16,089,454	$215,511	$249,964	$(30,068)	$435,407
Net income	—	—	3,866	—	3,866
Other comprehensive income, net of tax	—	—	—	17,692	17,692
Stock issued under employee stock purchase plan	1,188	26	—	—	26
Stock issued under employee stock ownership plan	57,500	1,268	—	—	1,268
Restricted stock granted	98,620	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(4,325)	(103)	—	—	(103)
Restricted stock forfeited / cancelled	(17,514)	—	—	—	—
Stock-based compensation - stock options	—	5	—	—	5
Stock-based compensation - restricted stock	—	584	—	—	584
Cash dividends paid on common stock ($0.75 per share)	—	—	(12,103)	—	(12,103)
Stock issued in payment of director fees	19,763	469	—	—	469
Stock repurchased, including commissions	(150,000)	(3,293)	—	—	(3,293)
Balance at September 30, 2025	16,094,686	$214,467	$241,727	$(12,376)	$443,818

The accompanying notes are an integral part of these consolidated financial statements (unaudited).
Page-5

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2026 and 2025

(in thousands; unaudited)	2026	2025
Cash Flows from Operating Activities:
Net income	$27,690	$3,866
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses on loans	180	75
Provision for credit losses on unfunded loan commitments	325	—
Noncash contribution expense to employee stock ownership plan	1,431	1,268
Noncash director compensation expense	435	469
Stock-based compensation expense	986	589
Amortization of core deposit intangible	587	664
Amortization of investment security premiums, net of accretion of discounts	(190)	666
Accretion of discounts on acquired loans, net	(36)	(123)
Amortization of discount on subordinated notes	149	—
Net change in deferred loan origination costs/fees	387	(27)
Loss on sale of investment securities	—	18,736
Depreciation and amortization	810	932
Loss on disposal of premises and equipment	—	11
Earnings on bank-owned life insurance policies	(1,375)	(1,339)
Earnings on bank-owned life insurance death benefits	(538)	(306)
Net changes in:
Net changes in interest receivable and other assets	1,065	1,347
Net changes in interest payable and other liabilities	(2,381)	(1,372)
Total adjustments	1,835	21,590
Net cash provided by operating activities	29,525	25,456
Cash Flows from Investing Activities:
Purchase of available-for-sale securities	(124,061)	(421,796)
Proceeds from sale of available-for-sale securities	—	167,017
Proceeds from paydowns/maturities of held-to-maturity securities	—	67,855
Proceeds from paydowns/maturities of available-for-sale securities	189,170	104,017
Proceeds from sale of loan	9,067	—
Increase in loans receivable, net	(526)	(7,398)
Purchase of loans	(31,161)	(226)
Proceeds from bank-owned life insurance policies	1,449	1,805
Purchase of premises and equipment	(741)	(1,692)
Net cash provided by (used for) investing activities	43,197	(90,418)
Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(20,320)	162,561
Repayment of finance lease obligations	(127)	(97)
Proceeds from stock options exercised	30	—
Restricted stock surrendered for tax withholdings upon vesting	(181)	(103)
Cash dividends paid on common stock	(12,124)	(12,103)
Stock repurchased	—	(3,293)
Proceeds from stock issued under employee and director stock purchase plans	27	26
Net cash (used for) provided by financing activities	(32,695)	146,991
Net increase in cash, cash equivalents and restricted cash	40,027	82,029
Cash, cash equivalents and restricted cash at beginning of period	225,303	137,304
Cash, cash equivalents and restricted cash at end of period	$265,330	$219,333
Supplemental disclosure of cash flow information:
Interest paid on deposits and borrowings	$36,065	$32,867
Income taxes paid, net of refunds	$152	$2,930
Supplemental disclosure of noncash investing and financing activities:
Change in net unrealized gains or losses on available-for-sale securities	$(47,664)	$5,317
Amortization of net unrealized loss on available-for-sale securities transferred to held-to-maturity	$—	$1,065
Restricted cash	$—	$—

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

Segment Reporting: Our Chief Operating Decision Maker ("CODM") is our Chief Executive Officer, who reviews our financial information on a consolidated basis for purposes of evaluating financial performance and allocating resources. We have one operating and reportable segment, community banking, and our other operating segment, wealth management services, does not meet the quantitative threshold for separate reporting. Our CODM reviews consolidated net income (loss) before provision for income taxes as our primary measure of profitability alongside significant expense information consistent with the expense captions presented in our Consolidated Statements of Comprehensive Income (Loss). These metrics are used by our CODM to monitor actual results and to benchmark to our peers. Segment assets are equal to consolidated total assets in our Consolidated Statements of Condition, and all segment non-cash items are equal to those disclosed in our Consolidated Statements of Cash Flows. We derive materially all of our income or loss from activities within the United States, and materially all of our long-lived assets are physically located within the United States. No single customer or client relationship accounts for ten percent or more of our income or loss.

Page-7

Segment revenue, profit or loss, significant segment expenses and other segment items	Three months ended		Nine months ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Community banking segment:
Interest income	$42,424	$39,069	$127,559	$110,596
Non-interest income (loss)	3,108	2,181	8,972	(11,741)

Reconciliation of income
All other income[1]	562	564	1,701	1,739
Total consolidated income	46,094	41,814	138,232	100,594

Less:[2]
Total interest expense	11,024	11,913	35,076	34,340
Provision for credit losses on loans	500	—	180	75
Provision for credit losses on unfunded loan commitments	325	—	325	—
Non-interest expense
Salaries and related benefits	11,913	11,794	37,528	35,483
Occupancy and equipment	2,162	2,079	6,350	6,410
Professional services	1,071	960	3,194	2,501
Data processing	1,151	1,042	3,421	3,129
Federal Deposit Insurance Corporation insurance	316	459	1,601	1,268
Information technology	511	538	1,536	1,514
Depreciation and amortization	277	291	810	933
Directors' expense	253	249	799	832
Amortization of core deposit intangible	191	217	587	664
Charitable contributions	130	56	757	575
Deposit network fees	99	121	366	349
Other expense	2,009	2,035	6,415	6,349
Segment income	14,162	10,060	39,287	6,172

Reconciliation of segment income
All other expense[1]	488	450	1,343	1,280
Income before income taxes	$13,674	$9,610	$37,944	$4,892
[1]All other income and expense from segments below the quantitative thresholds are attributable to one operating segment of the Bank, the Wealth Management and Trust Services, which does not meet the quantitative thresholds for presenting reportable segments. Expenses of Wealth Management and Trust Services are comprised of salary and employee benefits, professional services, data processing, occupancy and equipment and other expenses totaling $488 thousand and $450 thousand for the three months ended September 30, 2026 and September 30, 2025, respectively, and $1.3 million and $1.3 million for the nine months ended September 30, 2026 and September 30, 2025, respectively.

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

Page-8

	Three months ended		Nine months ended
(in thousands, except per share data)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Weighted average basic common shares outstanding	15,984	15,907	15,954	15,957
Potentially dilutive common shares related to:
Stock options	—	—	1	—
Unvested restricted stock awards	56	27	48	22
Weighted average diluted common shares outstanding	16,040	15,934	16,003	15,979
Net income	$9,934	$7,526	$27,690	$3,866
Basic earnings per common share	$0.62	$0.47	$1.74	$0.24
Diluted earnings per common share	$0.62	$0.47	$1.73	$0.24
Weighted average anti-dilutive common shares and unvested restricted shares not included in the calculation of diluted EPS	188	220	188	256
Note 2: Recently Adopted and Issued Accounting Standards

Accounting Standards Adopted in 2026

We have not adopted any new accounting standards during the nine months ended September 30, 2026.

Accounting Standards Not Yet Adopted
In November 2024, the Financial Accounting Standards Board "FASB" issued Accounting Standards Update "ASU" No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments are intended to improve income statement expense disclosure requirements, primarily through enhanced disclosures about certain costs and expenses included in income statement expense captions. The amendments are effective for annual reporting periods beginning after December 15, 2026 (i.e., year ended December 31, 2027, Form 10-K) and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the amendments on its financial statement disclosures and does not expect the adoption to have a material impact on its business operations or Consolidated Statements of Financial Condition.
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which revises current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity that meets the definition of a business. The amendments require that an entity consider the same factors that are currently required for determining which entity is the accounting acquirer in other acquisition transactions. ASU 2025-03 is effective for the Company's annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. ASU 2025-03 is required to be applied prospectively. The Company is evaluating the impact of this update on its financial statements and related disclosures and does not expect the adoption to have a material impact on its business operations or Consolidated Statements of Financial Condition.

In November 2025, the FASB issued ASU 2025-08 Financial Instruments - Credit Losses (Topic 326) related to accounting for credit losses on purchased loans. This guidance requires the allowance established for certain loans that are acquired without credit deterioration, excluding credit cards, be offset by an increase in the basis of the acquired loans at acquisition. ASU 2025-08 is effective for the Company's annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, and should be applied prospectively to loans that are acquired on or after the initial application date. Early adoption is permitted. The Company is evaluating the impact of this update on its financial statements and related disclosures and does not expect the adoption to have a material impact on its business operations or Consolidated Statements of Financial Condition.
In December 2025, the FASB issued ASU 2025-11 Interim Reporting (Topic 270) related to interim disclosure requirements. The amendments in this update clarify current interim disclosure requirements and provide a comprehensive list of required interim disclosures. The update also incorporates a disclosure principle that requires entities to disclose material events that occur after the end of the last annual reporting period. This update is effective for interim periods within annual periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of this new standard on its financial
Page-9

statements and related disclosures, and does not expect the adoption to have a material impact on its business operations or Consolidated Statements of Financial Condition.

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

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measurement Categories: Changes in Fair Value Recorded In1
September 30, 2026
Securities available-for-sale:
Commercial mortgage-backed securities, mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$1,147,190	$—	$1,147,190	$—	OCI
Debentures of government sponsored agencies	$22,009	$—	$22,009	$—	OCI
Obligations of state and political subdivisions	$46,030	$—	$46,030	$—	OCI
Derivative financial assets (interest rate contracts)	$300	$—	$300	$—	NI
December 31, 2025
Securities available-for-sale:
Commercial mortgage-backed securities, mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$1,250,230	$—	$1,250,230	$—	OCI
Debentures of government sponsored agencies	$23,694	$—	$23,694	$—	OCI
Obligations of state and political subdivisions	$53,888	$—	$53,888	$—	OCI
Derivative financial assets (interest rate contracts)	$148	$—	$148	$—	NI
Derivative financial liabilities (interest rate contracts)	$11	$—	$11	$—	NI
 1 Other comprehensive income ("OCI") or net income ("NI").

Available-for-sale securities are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of available-for-sale securities. If quoted market prices are not available, we obtain pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity and credit spreads (Level 2).   Level 2 securities include obligations of state and political subdivisions, U.S. agencies or government-sponsored agencies' debt securities, mortgage-backed securities, government agency-issued
Page-10

securities, and corporate bonds. As of September 30, 2026, and December 31, 2025, there were no Level 3 securities.

The Bank did not hold any held-to-maturity securities at September 30, 2026. We did not record any credit loss expense on held-to-maturity securities during the nine months ended September 30, 2025. Fair value of held-to-maturity securities is determined using the same techniques discussed above for available-for-sale securities.

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

Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets, such as individually analyzed loans that are collateral dependent and other real estate owned ("OREO"). As of September 30, 2026, and December 31, 2025, we carried assets measured at fair value on a non-recurring basis totaling $9.6 million and $18.9 million, respectively, which were all individually analyzed loans that are collateral dependent (Level 3) net of specific allowances of $12 thousand and $7.2 million, respectively.

(in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of September 30, 2026, and December 31, 2025, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in this note). The carrying amounts in the following table are recorded in the consolidated statements of condition under the indicated captions. Further, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements such as bank-owned life insurance policies ("BOLI"), lease obligations and non-maturity deposit liabilities. Additionally, we held shares of Federal Home Loan Bank ("FHLB") of San Francisco stock at cost as of September 30, 2026, and December 31, 2025. There were no impairments or changes resulting from observable price changes in orderly transactions for the identical or similar investments of the same issuer as of September 30, 2026, or December 31, 2025. See further discussion on values within Note 4, Investment Securities, to the consolidated financial statements in this Form 10-Q.

	September 30, 2026			December 31, 2025
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets (recorded at amortized cost)
Cash and cash equivalents	$265,330	$265,330	Level 1	$225,303	$225,303	Level 1
Loans, net of allowance for credit losses	2,121,443	2,055,740	Level 3	2,090,764	2,043,150	Level 3
Interest receivable	11,469	11,469	Level 2	11,561	11,561	Level 2
Financial liabilities (recorded at amortized cost)
Time deposits	142,444	142,579	Level 2	205,686	206,040	Level 2
Subordinated notes	44,006	44,173	Level 2	43,857	44,852	Level 2
Interest payable	2,096	2,096	Level 2	2,418	2,418	Level 2

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
The fair value of the subordinated notes is estimated by an independent third-party using a discounted cash flow approach based on current interest rates for similar financial instruments adjusted for credit and liquidity spreads.

The value of off-balance-sheet financial instruments is estimated based on the fee income associated with the commitments, which in the absence of credit exposure, is considered to approximate their settlement value. The fair value of commitment fees was not material as of September 30, 2026, or December 31, 2025.

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

The Bank did not hold any HTM securities at September 30, 2026. In the fourth quarter of 2025, the Bank completed a balance sheet repositioning and reclassified its HTM portfolio into AFS. The Bank then sold securities with a book value of $593.2 million at a pre-tax loss of $69.5 million.

A summary of the amortized cost, fair value and allowance for credit losses related to securities available-for-sale as of September 30, 2026, and December 31, 2025, is presented below.

Available-for-sale:	Amortized Cost [1]	Gross Unrealized		Allowance for Credit Losses	Fair Value
(in thousands)		Gains	(Losses)
September 30, 2026
Securities of Government Agencies and GSEs:
CMBS issued by FHLMC[2], FNMA[3] and GNMA[4]	$478,517	$18	$(23,166)	$—	$455,369
CMOs issued by FHLMC, FNMA and GNMA	187,732	33	(5,800)	—	181,965
MBS pass-through securities issued by FHLMC, FNMA and GNMA	534,792	—	(24,936)	—	509,856
Debentures of government- sponsored enterprises	29,988	—	(7,979)	—	22,009
Obligations of state and political subdivisions	58,012	—	(11,982)	—	46,030
Total available-for-sale	$1,289,041	$51	$(73,863)	$—	$1,215,229
December 31, 2025
Securities of Government Agencies and GSEs:
CMBS issued by FHLMC, FNMA and GNMA	$470,598	$1,052	$(12,347)	$—	$459,303
CMOs issued by FHLMC, FNMA and GNMA	208,752	818	(949)	—	208,621
MBS pass-through securities issued by FHLMC, FNMA and GNMA	583,409	1,639	(2,742)	—	582,306
Debentures of government- sponsored enterprises	29,988	—	(6,294)	—	23,694
Obligations of state and political subdivisions	61,214	—	(7,326)	—	53,888
Total available-for-sale	$1,353,961	$3,509	$(29,658)	$—	$1,327,812
[1] Amortized cost and fair value exclude accrued interest receivable of $4.3 million and $4.8 million at September 30, 2026, and December 31, 2025, respectively, which is included in interest receivable and other assets in the consolidated statements of condition.
[2] Federal Home Loan Mortgage Corporation
[3] Federal National Mortgage Association
[4] Government National Mortgage Association

Page-12

The amortized cost and fair value of investment debt securities by contractual maturity at September 30, 2026, and December 31, 2025, are shown below. Expected maturities may differ from contractual maturities if the issuers of the securities have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2026		December 31, 2025
	Available-for-Sale		Available-for-Sale
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$16,122	$16,047	$21,905	$21,884
After one but within five years	333,777	326,035	277,409	277,643
After five years through ten years	396,003	370,273	366,118	364,430
After ten years	543,139	502,874	688,529	663,855
Total	$1,289,041	$1,215,229	$1,353,961	$1,327,812

Sale of investment securities and gross gains and losses are shown in the following table:

	Three months ended		Nine months ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Available-for-sale:
Sales proceeds	$—	$—	$—	$167,017
Gross realized gains	—	—	—	—
Gross realized losses	—	—	—	(18,736)

The reported values of pledged investment securities are shown in the following table.

(in thousands)	September 30, 2026	December 31, 2025
Pledged to the State of California:
Secure public deposits in compliance with the Local Agency Security Program	$246,850	$311,543
Collateral for trust deposits	937	1,010
Collateral for Wealth Management and Trust Services checking account	1,169	1,260
Total investment securities pledged to the State of California	248,956	313,813
Bankruptcy trustee deposits pledged with Federal Reserve Bank	1,871	1,992
Pledged to FHLB Securities-Backed Credit Program	210,213	224,787
Pledged to the Federal Reserve Discount Window	244,413	297,610
Total pledged investment securities	$705,453	$838,202

There were 223 and 114 securities in unrealized loss positions at September 30, 2026, and December 31, 2025, respectively. Those securities are summarized and classified according to the duration of the loss period in the tables below:

September 30, 2026	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale:
CMBS issued by FHLMC, FNMA and GNMA	$306,579	$(8,130)	$120,777	$(15,036)	$427,356	$(23,166)
CMOs issued by FHLMC, FNMA and GNMA	143,546	(4,428)	13,954	(1,372)	157,500	(5,800)
MBS pass-through securities issued by FHLMC, FNMA and GNMA	489,554	(21,246)	20,302	(3,690)	509,856	(24,936)
Debentures of government- sponsored agencies	—	—	22,009	(7,979)	22,009	(7,979)
Obligations of state and political subdivisions	5,870	(693)	40,160	(11,289)	46,030	(11,982)
Total available-for-sale	$945,549	$(34,497)	$217,202	$(39,366)	$1,162,751	$(73,863)
Page-13

December 31, 2025	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale:
CMBS issued by FHLMC, FNMA and GNMA	$142,774	$(218)	$108,282	$(12,129)	$251,056	$(12,347)
CMOs issued by FHLMC, FNMA and GNMA	27,833	(165)	36,861	(784)	64,694	(949)
MBS pass-through securities issued by FHLMC, FNMA and GNMA	113,487	(386)	13,574	(2,356)	127,061	(2,742)
Debentures of government- sponsored agencies	—	—	23,693	(6,294)	23,693	(6,294)
Obligations of state and political subdivisions	247	(3)	50,616	(7,323)	50,863	(7,326)
Total available-for-sale	$284,341	$(772)	$233,026	$(28,886)	$517,367	$(29,658)

As of September 30, 2026, the investment portfolio included 73 investment securities that had been in a continuous loss position for twelve months or more and 150 investment securities that had been in a loss position for less than twelve months.

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
No allowances for credit losses have been recognized on available-for-sale securities in an unrealized loss position, as management does not believe any of the securities are impaired due to credit risk factors at either September 30, 2026, or December 31, 2025. In addition, for any available-for-sale securities in an unrealized loss position at September 30, 2026, and December 31, 2025, the Bank assessed whether it intended to sell the securities, or if it was more likely than not that it would be required to sell the securities before recovery of its amortized cost basis, which would require a write-down to fair value through net income. Because the Bank did not intend to sell those securities that were in an unrealized loss position, and it was not more-likely-than-not that the Bank would be required to sell the securities before recovery of their amortized cost bases, the Bank determined that no write-down was necessary as of the reporting date.

Non-Marketable Securities Included in Other Assets

FHLB Capital Stock

As a member of the FHLB, we are required to maintain a minimum investment in FHLB capital stock as determined by the Board of Directors of the FHLB. The minimum investment requirements can increase in the event we increase our borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. On January 2, 2026, FHLB converted its legacy Class B stock into Membership-based stock ("Class B-1"), which is tied to membership asset requirements, and Activity-based stock ("Class B-2"), which is tied to borrowing activity. We held $16.7 million of Class B-1 shares and no Class B-2 shares included in other assets on the consolidated statements of condition at September 30, 2026. We held $16.7 million of legacy Class B FHLB stock at December 31, 2025. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks, and they do not have a readily determinable market value. Based on our analysis of FHLB's financial condition and certain qualitative factors, we determined that the FHLB stock was not impaired at September 30, 2026, and December 31, 2025.

On October 23, 2026, FHLB announced a cash dividend on their Class B-1 stock for the third quarter of 2026 at an annualized dividend rate of 4.75%. The Bank expects to receive $200 thousand upon distribution on November 10, 2026. Cash dividends paid on FHLB capital stock are recorded as non-interest income.
Page-14

Note 5: Loans and Allowance for Credit Losses on Loans

The following table presents the amortized cost of loans by portfolio class as of September 30, 2026, and December 31, 2025.

(in thousands)	September 30, 2026	December 31, 2025
Commercial and industrial	$154,517	$159,898
Real estate:
Commercial owner-occupied	286,005	310,219
Commercial non-owner occupied	1,384,118	1,366,251
Construction	25,809	15,101
Home equity	100,810	99,222
Other residential	135,173	110,614
Installment and other consumer loans	57,954	59,548
Total loans, at amortized cost [1]	2,144,386	2,120,853
Allowance for credit losses on loans	(22,943)	(30,089)
Total loans, net of allowance for credit losses on loans	$2,121,443	$2,090,764
1 Amortized cost includes net deferred loan origination costs of $1.8 million and $2.2 million at September 30, 2026, and December 31, 2025, respectively. Amounts are also net of unrecognized purchase discounts of $651 thousand and $1.3 million at September 30, 2026, and December 31, 2025, respectively. Amortized cost excludes accrued interest, which totaled $7.2 million and $6.8 million at September 30, 2026, and December 31, 2025, respectively, and is included in interest receivable and other assets in the consolidated statements of condition.

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

Doubtful - Critical weaknesses that make collection or liquidation in full improbable. There may be specific pending events that work to strengthen the asset; however, the amount or timing of the loss may not be determinable. Pending events generally occur within one year of the asset being classified as Doubtful. Examples include merger, acquisition, or liquidation; capital injection; guarantee; perfecting liens on additional collateral; and refinancing. Such loans are placed on non-accrual status and are usually collateral-dependent.

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

The following tables present the loan portfolio by loan portfolio class, origination/renewal year and internal risk rating as of September 30, 2026, and December 31, 2025. The current year vintage table reflects year-to-date gross charge-offs by loan portfolio class and year of origination. Generally, existing term loans that were re-underwritten are reflected in the table in the year of renewal. Lines of credit that have a conversion feature at the time of origination, such as construction to perm loans, are presented by year of origination.
Page-16

(in thousands)	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
September 30, 2026	2026	2025	2024	2023	2022	Prior		Total
Commercial and industrial:
Pass and Watch	$40,110	$58,370	$5,490	$12,049	$4,911	$19,269	$11,407	$151,606
Special Mention	875	—	1,834	—	—	10	—	2,719
Substandard	—	4	188	—	—	—	—	192
Total commercial and industrial	$40,985	$58,374	$7,512	$12,049	$4,911	$19,279	$11,407	$154,517
Gross current period charge-offs	$—	$(47)	$—	$—	$—	$—	$(55)	$(102)
Commercial real estate, owner-occupied:
Pass and Watch	$19,074	$24,808	$11,912	$10,585	$32,715	$155,124	$3	$254,221
Special Mention	—	288	—	—	—	9,914	—	10,202
Substandard	—	—	—	—	3,019	18,563	—	21,582
Total commercial real estate, owner-occupied	$19,074	$25,096	$11,912	$10,585	$35,734	$183,601	$3	$286,005
Commercial real estate, non-owner occupied:
Pass and Watch	$149,491	$235,404	$91,655	$48,664	$147,265	$643,666	$3,143	$1,319,288
Special Mention	3,729	18,265	$—	—	2,152	28,004	—	52,150
Substandard	—	—	—	—	—	12,680	—	12,680
Total commercial real estate, non-owner occupied	$153,220	$253,669	$91,655	$48,664	$149,417	$684,350	$3,143	$1,384,118
Gross current period charge-offs	$—	$—	$—	$—	$—	$(7,192)	$—	$(7,192)
Construction:
Pass and Watch	$17,040	$8,769	$—	$—	$—	$—	$—	$25,809
Total construction	$17,040	$8,769	$—	$—	$—	$—	$—	$25,809
Home equity:
Pass and Watch	$3,143	$11,567	$4,982	$2,821	$6,629	$21,384	$50,005	$100,531
Substandard	—	—	—	—	—	155	124	279
Total home equity	$3,143	$11,567	$4,982	$2,821	$6,629	$21,539	$50,129	$100,810
Other residential:
Pass and Watch	$44,718	$2,815	$8,763	$14,764	$15,286	$48,763	$—	$135,109
Substandard	—	—	—	64	—	—	—	64
Total other residential	$44,718	$2,815	$8,763	$14,828	$15,286	$48,763	$—	$135,173
Installment and other consumer:
Pass and Watch	$11,276	$7,866	$11,407	$8,164	$5,632	$12,020	$1,353	$57,718
Substandard	—	—	78	—	23	135	—	236
Total installment and other consumer	$11,276	$7,866	$11,485	$8,164	$5,655	$12,155	$1,353	$57,954
Gross current period charge-offs	$—	$—	$(11)	$(6)	$—	$(9)	$(6)	$(32)
Total loans:
Pass and Watch	$284,852	$349,599	$134,209	$97,047	$212,438	$900,226	$65,911	$2,044,282
Total Special Mention	4,604	18,553	$1,834	—	2,152	37,928	—	65,071
Total Substandard	—	4	$266	64	3,042	31,533	124	35,033
Totals	$289,456	$368,156	$136,309	$97,111	$217,632	$969,687	$66,035	$2,144,386
Total gross current period charge-offs	$—	$(47)	$(11)	$(6)	$—	$(7,201)	$(61)	$(7,326)

Page-17

(in thousands)	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
December 31, 2025	2025	2024	2023	2022	2021	Prior		Total
Commercial and industrial:
Pass and Watch	$32,723	$5,735	$15,069	$6,002	$632	$22,238	$62,490	$144,889
Special Mention	1,002	2,392	—	—	—	102	10,925	14,421
Substandard	19	520	—	—	—	—	49	588
Total commercial and industrial	$33,744	$8,647	$15,069	$6,002	$632	$22,340	$73,464	$159,898
Commercial real estate, owner-occupied:
Pass and Watch	$25,844	$12,158	$11,858	$35,709	$42,288	$132,766	$284	$260,907
Special Mention	7,275	—	367	4,092	18,153	14,461	—	44,348
Substandard	1,513	—	—	3,137	—	314	—	4,964
Total commercial real estate, owner-occupied	$34,632	$12,158	$12,225	$42,938	$60,441	$147,541	$284	$310,219
Commercial real estate, non-owner occupied:
Pass and Watch	$238,253	$99,947	$53,969	$155,608	$189,703	$531,672	$12,022	$1,281,174
Special Mention	21,857	—	—	—	—	37,399	—	59,256
Substandard	—	—	—	—	—	25,821	—	25,821
Total commercial real estate, non-owner occupied	$260,110	$99,947	$53,969	$155,608	$189,703	$594,892	$12,022	$1,366,251
Construction:
Pass and Watch	$4,602	$10,499	$—	$—	$—	$—	$—	$15,101
Total construction	$4,602	$10,499	$—	$—	$—	$—	$—	$15,101
Home equity:
Pass and Watch	$97	$44	$13	$—	$—	$630	$97,976	$98,760
Substandard	—	—	—	—	—	161	301	462
Total home equity	$97	$44	$13	$—	$—	$791	$98,277	$99,222
Other residential:
Pass and Watch	$2,971	$15,899	$15,479	$17,745	$9,280	$49,168	$—	$110,542
Substandard	—	—	72	—	—	—	—	72
Total other residential	$2,971	$15,899	$15,551	$17,745	$9,280	$49,168	$—	$110,614
Installment and other consumer:
Pass and Watch	$10,515	$13,253	$9,858	$8,057	$6,553	$9,447	$1,661	$59,344
Substandard	—	—	176	—	—	28	—	204
Total installment and other consumer	$10,515	$13,253	$10,034	$8,057	$6,553	$9,475	$1,661	$59,548
Total loans:
Pass and Watch	$315,005	$157,535	$106,246	$223,121	$248,456	$745,921	$174,433	$1,970,717
Total Special Mention	$30,134	$2,392	$367	$4,092	$18,153	$51,962	$10,925	$118,025
Total Substandard	$1,532	$520	$248	$3,137	$—	$26,324	$350	$32,111
Totals	$346,671	$160,447	$106,861	$230,350	$266,609	$824,207	$185,708	$2,120,853

Page-18

The following table shows the amortized cost of loans by portfolio class, payment aging and non-accrual status as of September 30, 2026, and December 31, 2025.

Loan Aging Analysis by Portfolio Class
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, non-owner occupied	Construction	Home equity	Other residential	Installment and other consumer	Total
September 30, 2026
30-59 days past due	$17	$88	$492	$—	$360	$—	$190	$1,147
60-89 days past due	1,416	—	—	—	54	—	—	1,470
90 days or more past due [1]	309	—	9,212	—	—	64	159	9,744
Total past due	1,742	88	9,704	—	414	64	349	12,361
Current	152,775	285,917	1,374,414	25,809	100,396	135,109	57,605	2,132,025
Total loans [1]	$154,517	$286,005	$1,384,118	$25,809	$100,810	$135,173	$57,954	$2,144,386
Non-accrual loans [2]	$17	$—	$9,212	$—	$217	$64	$159	$9,669
Non-accrual loans with no allowance	$—	$—	$9,212	$—	$217	$52	$159	$9,640

December 31, 2025
30-59 days past due	$76	$—	$—	$—	$381	$—	$1,070	$1,527
60-89 days past due	66	—	1,250	—	—	—	—	1,316
90 days or more past due [1]	19	77	8,118	—	—	72	204	8,490
Total past due	161	77	9,368	—	381	72	1,274	11,333
Current	159,737	310,142	1,356,882	15,102	98,841	110,542	58,274	2,109,520
Total loans [1]	$159,898	$310,219	$1,366,250	$15,102	$99,222	$110,614	$59,548	$2,120,853
Non-accrual loans [2]	$524	$315	$25,387	$—	$401	$72	$204	$26,903
Non-accrual loans with no allowance	$—	$315	$8,822	$—	$401	$—	$204	$9,742
1 There was one commercial and industrial loan over 90 days past due and accruing interest as of September 30, 2026, that was approved for term-out but subsequently delayed. However, the loan remains in the process of collection and is expected to be restored to a current payment schedule in the near future. There were no non-performing loans over 90 days past due and accruing interest as of December 31, 2025.
2 None of the non-accrual loans as of September 30, 2026, or December 31, 2025, were earning interest on a cash or accrual basis. We reversed $70 thousand $71 thousand in accrued interest income for loans that were placed on non-accrual status during the three and nine months ended September 30, 2026, respectively. We reversed accrued interest income of $5 thousand and $49 thousand for loans that were placed on non-accrual status during the three and nine months ended September 30, 2025, respectively.

Collateral Dependent Loans

The following table presents the amortized cost basis of individually analyzed collateral-dependent loans, which were all on non-accrual status, by portfolio class at September 30, 2026, and December 31, 2025.

	Amortized Cost by Collateral Type
(in thousands)	Commercial Real Estate	Residential Real Estate	Other	Total [1]	Allowance for Credit Losses
September 30, 2026
Commercial real estate, non-owner occupied	$9,212	$—	$—	$9,212	$—
Home equity	—	217	—	217	—
Other residential	—	64	—	64	12
Installment and other consumer	—	—	159	159	—
Total	$9,212	$281	$159	$9,652	$12
December 31, 2025
Commercial real estate, owner-occupied	$314	$—	$—	$314	$—
Commercial real estate, non-owner occupied	25,387	—	—	25,387	7,226
Home equity	—	401	—	401	—
Other residential	—	72	—	72	18
Total	$25,701	$473	$—	$26,174	$7,244
1 There were no collateral-dependent residential real estate mortgage loans in process of foreclosure or in substance repossessed at September 30, 2026, and December 31, 2025. The weighted average loan-to-value of real estate secured collateral dependent loans was approximately 63% at September 30, 2026, and 106% at December 31, 2025.

Page-19

Loan Modifications to Borrowers Experiencing Financial Difficulty

There were no modifications of loans during the three and nine months ended September 30, 2026, requiring disclosure. The following table summarizes the amortized cost of loans as of September 30, 2025, that were modified during the three and nine months ended September 30, 2025, by portfolio class and type of modification granted.

(in thousands)	Term Extension	Total Modifications	Percent of Portfolio Class Total
Three months ended September 30, 2025
Commercial owner-occupied	$1,515	$1,515	0.5%
Total	$1,515	$1,515
Nine months ended September 30, 2025
Commercial owner occupied	$1,515	$1,515	0.5%
Commercial non-owner occupied	3,424	3,424	0.3%
Total	$4,939	$4,939

As of September 30, 2026, and September 30, 2025, there were no unfunded loan commitments for loans that were modified during the periods presented.

The following table summarizes the financial effect of loan modifications presented in the tables above during the three and nine months ended September 30, 2025, by portfolio class.

Weighted-Average Term Extension (in years)
Three months ended September 30, 2025
Commercial owner occupied	0.5
Nine months ended September 30, 2025
Commercial owner occupied	0.5
Commercial non-owner occupied	1.2

The loan modifications did not significantly impact the determination of the allowance for credit losses on loans during the three and nine months ended September 30, 2025.

The Bank closely monitors the performance of the modified loans to understand the effectiveness of its modification efforts. The following table summarizes the amortized cost and payment status of loans as of September 30, 2025 that were modified during the three and nine months ended September 30, 2025, by portfolio class.

(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Non-Accrual
Three months ended September 30, 2025
Commercial owner occupied	$1,515	$—	$—	$—	$1,515	$—
Total	$1,515	$—	$—	$—	$1,515	$—
Nine months ended September 30, 2025
Commercial owner occupied	$1,515	$—	$—	$—	$1,515	$—
Commercial non-owner occupied	3,424	—	—	—	3,424	712
Total	$4,939	$—	$—	$—	$4,939	$712
Page-20

Allocation of the Allowance for Credit Losses on Loans

The following table presents the details of the allowance for credit losses on loans segregated by loan portfolio class as of September 30, 2026, and December 31, 2025.

Allocation of the Allowance for Credit Losses on Loans
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, non-owner occupied	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
September 30, 2026
Modeled expected credit losses	$1,443	$1,402	$8,113	$96	$708	$1,222	$660	$—	$13,644
Qualitative adjustments	563	878	6,264	306	80	2	116	1,061	9,270
Specific allocations	17	—	—	—	—	12	—	—	29
Total	$2,023	$2,280	$14,377	$402	$788	$1,236	$776	$1,061	$22,943
December 31, 2025
Modeled expected credit losses	$1,512	$1,553	$8,449	$38	$736	$1,059	$697	$—	$14,044
Qualitative adjustments	522	901	5,802	161	67	2	106	1,185	8,746
Specific allocations	55	—	7,226	—	—	18	—	—	7,299
Total	$2,089	$2,454	$21,477	$199	$803	$1,079	$803	$1,185	$30,089

Allowance for Credit Losses on Loans Rollforward

The following table discloses activity in the allowance for credit losses on loans for the periods presented.

Allowance for Credit Losses on Loans Rollforward
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, non-owner occupied	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
Three months ended September 30, 2026
Beginning balance	$2,074	$2,249	$14,114	$243	$784	$902	$758	$1,340	$22,464
(Reversal) Provision	(51)	31	263	159	4	334	39	(279)	500
(Charge-offs)	—	—	—	—	—	—	(21)	—	(21)
Recoveries	—	—	—	—	—	—	—	—	—
Ending balance	$2,023	$2,280	$14,377	$402	$788	$1,236	$776	$1,061	$22,943
Three months ended September 30, 2025
Beginning balance	$1,608	$2,402	$21,516	$384	$783	$1,110	$871	$1,180	$29,854
Provision (Reversal)	286	63	(359)	(155)	(16)	80	110	(9)	—
(Charge-offs)	(1)	—	—	—	—	—	—	—	(1)
Recoveries	—	—	—	—	—	—	—	—	—
Ending balance	$1,893	$2,465	$21,157	$229	$767	$1,190	$981	$1,171	$29,853
Nine months ended September 30, 2026
Beginning balance	$2,089	$2,454	$21,477	$199	$803	$1,079	$803	$1,185	$30,089
Provision (Reversal)	36	(174)	92	203	(15)	157	5	(124)	180
(Charge-offs)	(102)	—	(7,192)	—	—	—	(32)	—	(7,326)
Recoveries	—	—	—	—	—	—	—	—	—
Ending balance	$2,023	$2,280	$14,377	$402	$788	$1,236	$776	$1,061	$22,943
Nine months ended September 30, 2025
Beginning balance	$1,576	$2,361	$22,093	$638	$684	$1,141	$908	$1,255	$30,656
Provision (Reversal)	370	104	(127)	(409)	83	49	89	(84)	75
(Charge-offs)	(53)	—	(809)	—	—	—	(16)	—	(878)
Recoveries	—	—	—	—	—	—	—	—	—
Ending balance	$1,893	$2,465	$21,157	$229	$767	$1,190	$981	$1,171	$29,853

Page-21

Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $1.448 billion and $1.396 billion at September 30, 2026, and December 31, 2025, respectively. In addition, we pledge eligible residential loans, which totaled $54.6 million and $97.2 million at September 30, 2026, and December 31, 2025, respectively, to secure our borrowing capacity with the Federal Reserve Bank ("FRB"). For additional information, see Note 6, Borrowings and Other Obligations.

Related Party Loans

The Bank has, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders and their businesses or associates. These transactions, including loans, are granted on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with persons not related to us. Likewise, these transactions do not involve more than the normal risk of collectability or present other unfavorable features. Related party loans totaled $3.6 million and $3.6 million as of September 30, 2026, and December 31, 2025, respectively. In addition, undisbursed commitments to related parties totaled $202 thousand and $139 thousand as of September 30, 2026, and December 31, 2025, respectively.

Note 6: Borrowings and Other Obligations

Federal Reserve Bank: The Bank had a line of credit through the Discount Window at the Federal Reserve Bank of San Francisco ("FRBSF") totaling $291.8 million and $344.7 million as of September 30, 2026 and December 31, 2025, respectively, secured by investment securities and residential loans.

Federal Home Loan Bank: The Bank had lines of credit with the FHLB totaling $964.0 million and $967.2 million as of September 30, 2026 and December 31, 2025, respectively, based on eligible collateral of certain loans and investment securities.

Federal Funds Lines of Credit: The Bank had unsecured lines of credit with correspondent banks for overnight borrowings totaling $140.0 million as of both September 30, 2026 and December 31, 2025.  In general, interest rates on these lines approximate the federal funds target rate.

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

Other Obligations: Finance lease liabilities totaling $582 thousand and $709 thousand as of September 30, 2026 and December 31, 2025, respectively, are included in borrowings and other obligations in the consolidated statements of condition. Refer to Note 8, Commitments and Contingent Liabilities, for additional information.

The carrying values and weighted average interest rates on borrowings and other obligations as of September 30, 2026 and December 31, 2025 are summarized in the following table.

	September 30, 2026			December 31, 2025
(dollars in thousands)	Carrying Value	Average Balance	Weighted Average Rate	Carrying Value	Average Balance	Weighted Average Rate
FRBSF advances - Discount Window	$—	$—	—%	$—	$—	—%
FHLB short-term borrowings	—	—	—%	—	—	—%
Federal funds lines of credit	—	—	—%	—	—	—%
Subordinated notes	44,006	43,923	7.39%	43,857	5,189	6.98%
Other obligations (finance leases)	582	640	3.66%	709	253	3.52%
Total borrowings and other obligations	$44,588	$44,563	7.34%	$44,566	$5,442	6.82%

Page-22

Note 7: Stockholders' Equity

Dividends

On October 22, 2026, Bancorp approved a $0.25 per share cash dividend to shareholders of record at the close of business on November 5, 2026. The dividend is payable on November 12, 2026.

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

	Nine months ended
	September 30, 2026	September 30, 2025
Number of shares withheld	7,771	4,325
Total amount withheld (in thousands)	$175	$103
Weighted-average price	$25.53	$23.93

Share Repurchase Program

On July 24, 2025, the Board of Directors authorized the repurchase of up to $25.0 million of its common stock effective July 24, 2025, through July 31, 2027. There were no repurchases during the nine months ended September 30, 2026. Bancorp repurchased 150,000 shares totaling $3.3 million at an average price of $21.93 per share in the nine months ending September 30, 2025. Bancorp will continue to assess opportunities to utilize the program. As of September 30, 2026, the amount remaining available for repurchase of shares was $23.9 million.
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

The contractual amount of unfunded loan commitments and standby letters of credit not reflected in the consolidated statements of condition are as follows:

(in thousands)	September 30, 2026	December 31, 2025
Commercial lines of credit	$231,715	$232,758
Revolving home equity lines	207,589	208,509
Undisbursed construction loans	39,748	13,946
Personal and other lines of credit	7,549	7,900
Standby letters of credit	2,798	1,615
Total unfunded loan commitments and standby letters of credit	$489,399	$464,728

We record an allowance for credit losses on unfunded loan commitments at the balance sheet date based on estimates of the probability that these commitments will be drawn upon according to historical utilization experience of the different types of commitments and expected loss rates determined for pooled funded loans. The allowance for credit losses on unfunded commitments totaled $1.4 million and $1.1 million as of September 30, 2026, and December 31, 2025, respectively, which is included in interest payable and other liabilities in the consolidated statements of condition. We recorded a provision for credit losses on unfunded loan commitments of $325 thousand in the third quarter and first nine months of 2026 compared to no provision in the third quarter and the first nine months of 2025.

Leases

We lease premises under long-term non-cancelable operating leases with remaining terms of 1 month to 15 years, 8 months, most of which include escalation clauses and one or more options to extend the lease term, and some of which contain lease termination clauses. Lease terms may include certain renewal options that were considered reasonably certain to be exercised.

We lease certain equipment under finance leases with initial terms of three years to five years. The equipment finance leases do not contain renewal options, bargain purchase options or residual value guarantees.

The following table shows the balances of operating and finance lease right-of-use assets and lease liabilities.
Page-24

(in thousands)	September 30, 2026	December 31, 2025
Operating leases:
Operating lease right-of-use assets	$22,377	$22,499
Operating lease liabilities	$24,738	$24,747
Finance leases:
Finance lease right-of-use assets	$766	$766
Accumulated amortization	(205)	(73)
Finance lease right-of-use assets, net[1]	$561	$693
Finance lease liabilities [2]	$582	$709
[1] Included in premises and equipment in the consolidated statements of condition.
[2] Included in borrowings and other obligations in the consolidated statements of condition.

The following table shows supplemental disclosures of noncash investing and financing activities for the periods presented.

	Nine months ended
(in thousands)	September 30, 2026	September 30, 2025
Right-of-use assets obtained in exchange for operating lease liabilities	$2,983	$1,321

The following table shows components of operating and finance lease cost.

	Three months ended		Nine months ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Operating lease cost [1]	$1,278	$1,205	$3,717	$3,597
Finance lease cost:
Amortization of right-of-use assets [2]	$44	$19	$132	$94
Interest on finance lease liabilities [3]	5	1	17	2
Total finance lease cost	$49	$20	$149	$96
Total lease cost	$1,327	$1,225	$3,866	$3,693
[1] Included in occupancy and equipment expense in the consolidated statements of comprehensive income (loss).
[2] Included in depreciation and amortization in the consolidated statements of comprehensive income (loss).
[3] Included in interest on borrowings and other obligations in the consolidated statements of comprehensive income (loss).

Subsequent to September 30, 2026, the Bank entered into a lease agreement for a banking facility with a lease term extending through October 2039. The lease is expected to commence in May 2027 and provides for aggregate lease payments of approximately $6.7 million over the lease term. Because the lease had not commenced as of September 30, 2026, the Bank had not recognized a related operating lease right-of-use asset or lease liability.

The following table shows the future minimum lease payments, weighted average remaining lease terms, and weighted average discount rates under operating and finance lease arrangements as of September 30, 2026. The amounts presented below exclude future lease payments related to the uncommenced lease. The discount rates used to calculate the present value of lease liabilities were based on the collateralized FHLB borrowing rates that were commensurate with lease terms and minimum payments on the lease commencement date.

(in thousands)	September 30, 2026
Year	Operating Leases	Finance Leases
2026	$1,229	$48
2027	4,723	188
2028	4,307	183
2029	3,720	183
2030	3,513	15
Thereafter	11,234	—
Total minimum lease payments	28,726	617
Amounts representing interest (present value discount)	(3,988)	(35)
Present value of net minimum lease payments (lease liability)	$24,738	$582
Weighted average remaining term (in years)	7.68	3.31
Weighted average discount rate	3.52%	3.68%

Litigation Matters
Page-25

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

At September 30, 2026, the balance of the 2035 Notes included in the Company’s consolidated statements of condition net of debt issuance cost, was $44.0 million. The amortization of debt issuance cost was $50 thousand and $149 thousand for the three and nine months ended September 30, 2026, respectively.

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
Page-26

amount determined by the agreements. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values.

We had three interest rate swap agreements on certain loans with notional values totaling $5.9 million, which are equal to the notional amounts of the hedged loans and are scheduled to mature at various dates ranging from June 2031 to July 2032. The loan interest rate swaps were designated as fair value hedges and allowed us to offer long-term fixed-rate loans to customers without assuming the interest rate risk of a long-term asset. Converting fixed-rate interest payments to floating-rate interest payments, generally benchmarked to the one-month U.S. dollar SOFR index, protects us against changes in the fair value of our loans associated with fluctuating interest rates.

Information on our derivatives is as follows:

	Asset derivatives		Liability derivatives
(in thousands)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Loans receivable:
Interest rate contracts - notional amount	$5,913	$5,030	$—	$1,643
Interest rate contracts - fair value[1]	$300	$148	$—	$11
1 Refer to Note 3, Fair Value of Assets and Liabilities, for valuation methodology.

The following table presents the carrying amount and associated cumulative basis adjustment related to the application of fair value hedge accounting that is included in the carrying amount of hedged assets as of September 30, 2026, and December 31, 2025.

	Carrying Amounts of Hedged Assets		Cumulative Amounts of Fair Value Hedging Adjustments Included in the Carrying Amounts of the Hedged Assets
(in thousands)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Loans receivable [1]	$5,546	$6,452	$(337)	$(186)
[1] Carrying value equals the amortized cost basis of the loans underlying the hedge relationship, which is the loan balance net of deferred loan origination fees and cost and the fair value hedge adjustment. Amortized cost excludes accrued interest, which was not material.

The following table presents the pretax net gains recognized in interest income related to our fair value hedges for the years presented.

	Three months ended		Nine months ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest and fees on loans [1]
Increase (decrease) in fair value of interest rate swaps hedging loans receivable	$98	$(23)	$163	$(189)
Hedged interest earned	15	29	45	89
(Decrease) increase in carrying value included in the hedged loans	(94)	27	(152)	202
Decrease in value of yield maintenance agreement	(2)	(2)	(5)	(6)
Net gain recognized in interest income on loans	$17	$31	$51	$96
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

Offsetting of Financial Assets and Derivative Assets
		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in
	Gross Amounts	Offset in the	Assets Presented	the Statements of Condition
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Assets[1]	Condition	of Condition[1]	Instruments	Received	Net Amount
September 30, 2026
Derivatives by Counterparty:
Counterparty	$300	$—	$300	$—	$—	$300
Total	$300	$—	$300	$—	$—	$300
December 31, 2025
Derivatives by Counterparty:
Counterparty	$148	$—	$148	$—	$—	$148
Total	$148	$—	$148	$—	$—	$148

Offsetting of Financial Liabilities and Derivative Liabilities
		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in
	Gross Amounts	Offset in the	Liabilities Presented	the Statements of Condition
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Liabilities[1]	Condition	of Condition[1]	Instruments	Pledged	Net Amount
December 31, 2025
Counterparty	$11	$—	$11	$(11)	$—	$—
Total	$11	$—	$11	$(11)	$—	$—
1 Amounts exclude accrued interest on swaps.
For more information on how we account for our interest rate swaps, refer to Note 1 to the Consolidated Financial Statements included in our 2025 Form 10-K filed with the SEC on March 13, 2026.

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

Important factors that could cause results or performance to differ materially from those expressed in our prior forward-looking statements are detailed in ITEM 1A, Risk Factors section of our 2025 Form 10-K as filed with the SEC, and ITEM 1A Risk Factors, herein. Forward-looking statements speak only as of the date they are made. Bancorp undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events.

Critical Accounting Estimates

Critical accounting estimates are those estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation and uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. We consider accounting estimates to be critical to our financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain, (ii) management could have applied different assumptions during the reported period, and (iii) changes in the accounting estimate are reasonably likely to occur in the future and could have a material impact on our financial statements. Our critical estimates include Allowance for Credit Losses on Loans and Unfunded Commitments, and Fair Value Measurements. Refer to Critical Accounting Estimates in Item 7 of our 2025 Form 10-K for more information.

Page-29

Executive Summary
Net income for the third quarter of 2026 was $9.9 million, compared to net income of $9.2 million for the prior quarter. Diluted earnings per share was $0.62 for the third quarter of 2026, compared to $0.58 for the prior quarter. Net income for the nine months ended September 30, 2026, was $27.7 million, compared to net income of $3.9 million ($17.1 million non-GAAP) for the same period in the prior year. Diluted earnings per share for the nine months ended September 30, 2026, was $1.73, compared to diluted earnings per share of $0.24 ($1.07 non-GAAP) for the same period in the prior year.

Comparable (non-GAAP) Excluding Loss on Sale of Securities

	Three months ended		Nine months ended
(in thousands, except per share amounts; unaudited)	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Pre-tax, pre-provision net income
Pre-tax, pre-provision net income (GAAP)	$14,499	$12,353	$38,449	$4,967
Comparable pre-tax, pre-provision net income (non-GAAP)[1]	14,499	12,353	38,449	23,703
Net income
Net income (GAAP)	9,934	9,246	27,690	3,866
Comparable net income (non-GAAP)[1]	9,934	9,246	27,690	17,064
Diluted earnings per share
Diluted earnings per share (GAAP)	0.62	0.58	1.73	0.24
Comparable diluted earnings per share (non-GAAP)[1]	0.62	0.58	1.73	1.07
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

•The tax-equivalent net interest margin increased to 3.48% in the third quarter of 2026 from 3.38% in the prior quarter, an improvement of 10 basis points. The increase is primarily due to the 11 basis point increase in average loan yields, a four basis point decrease in cost of deposits, and the use of one-way sales of deposits in which we earn fee income through the sale of excess liquidity to deposit networks, which improved the mix of average assets and liabilities. In addition, newly funded loans were originated at a weighted average rate of 12 basis points higher than prior quarter. The tax-equivalent net interest margin for the nine months ended September 30, 2026, improved 51 basis points over the same period of the prior year due to the favorable impact of the securities repositioned in both 2024 and 2025, which resulted in higher yielding assets during the nine months ended September 30, 2026, higher average loan balances and yields, and an 11 basis point decrease in the cost of deposits.

•The average cost of interest-bearing deposits decreased from 2.04% to 2.03% and the average cost of total deposits decreased from 1.28% to 1.24% in the third quarter of 2026 compared to the prior quarter primarily due to the increase in average noninterest-bearing deposits and the increase in average one-way sales of interest-bearing deposits which improved the average deposit cost mix. The average cost of interest-bearing deposits decreased from 2.26% to 2.06% and the average cost of total deposits decreased from 1.40% to 1.29% for the first nine months of 2026 compared to the same period in 2025. Noninterest-bearing deposits continued to make up a strong portion of total deposits at 37.8% as of September 30, 2026 and 36.7% at December 31, 2025.

•Total deposits were $3.395 billion as of September 30, 2026, compared to $3.416 billion as of December 31, 2025, a decrease of $20.3 million. The decrease was primarily attributable to a small number of relationships, and we believe reflected seasonal customer activity and investment decisions, rather than broader changes in deposit trends.

Page-30

•Net available contingent funding sources, including unrestricted cash, unencumbered available-for-sale securities and total available borrowing capacity was $2.162 billion, or 64% of total deposits and 178.5% of estimated uninsured and/or uncollateralized deposits as of September 30, 2026.

•Loans totaled $2.144 billion as of September 30, 2026, an increase of $23.5 million from December 31, 2025. Loan fundings during the third quarter of 2026 were $63.6 million compared to $62.8 million in the prior quarter. During the third quarter, the Bank used a portion of its excess liquidity to purchase a $31.1 million California residential mortgage pool. Loan fundings during the nine months ended September 30, 2026, were $187.2 million compared to $167.0 million in the same period of the prior year.

•Non-accrual loans were 0.45% of total loans at September 30, 2026, compared to 1.27% at December 31, 2025. The ratio of classified to total loans at September 30, 2026, was 1.63% compared to 1.51% at December 31, 2025.

•The Bank recorded a provision for credit losses on loans of $180 thousand in the nine months ended September 30, 2026, compared to a provision for credit losses on loans of $75 thousand in the nine months ended September 30, 2025. The allowance for credit losses was 1.07%, 1.07% and 1.42% of total loans at September 30, 2026, June 30, 2026, and December 31, 2025, respectively.

Performance and other financial ratios:

Return on average assets ("ROA"), return on average equity ("ROE"), return on average tangible common equity ("ROTCE") and the efficiency ratio improved on a GAAP and non-GAAP basis from the prior quarter and prior year, as shown below. The nine months ended September 30, 2025 GAAP ratios were significantly impacted by the securities sales in the second quarter of 2025. Non-GAAP ratios exclude the loss on sale of securities, with all other factors unchanged. See Reconciliation of GAAP and Non-GAAP Financial Measures below.

Comparable (non-GAAP) Excluding Loss on Sale of Securities

	Three months ended		Nine months ended
(unaudited)	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Return on average assets
Return on average assets (GAAP)	1.05%	0.96%	0.96%	0.14%
Comparable return on average assets (non-GAAP)[1]	1.05%	0.96%	0.96%	0.61%
Return on average equity
Return on average equity (GAAP)	9.96%	9.38%	9.34%	1.18%
Comparable return on average equity (non-GAAP)[1]	9.96%	9.38%	9.34%	5.20%
Return on average tangible common equity
Average stockholders' equity	395,812	395,328	396,378	438,781
Average goodwill and intangibles	74,192	74,393	74,390	75,226
Average tangible common equity	321,620	320,935	321,988	363,555
Return on average tangible common equity (GAAP)	12.26%	11.55%	11.50%	1.42%
Comparable return on average tangible common equity (non-GAAP)	12.26%	11.55%	11.50%	6.28%
Efficiency ratio
Efficiency ratio (GAAP)	58.65%	63.62%	62.73%	92.50%
Comparable efficiency ratio (non-GAAP)1	58.65%	63.62%	62.73%	72.11%
[1] Non-GAAP ratios exclude the loss on sale of securities, and all other factors unchanged. See complete Reconciliation of GAAP and Non-GAAP Financial Measures below
Related tax benefit calculated using blended statutory rate of 29.56%

•All GAAP and non-GAAP ratios improved quarter over quarter and year over year due to the improved investment securities performance post-repositioning, increased loan yields and reduced deposit costs, combined with continued prudent expense management.

Page-31

•Capital remained above well-capitalized regulatory thresholds with Bancorp's and the Bank's total risk-based capital ratios of 15.59% and 14.83%, respectively, as of September 30, 2026. Bancorp's and the Bank's Tier 1 leverage to average assets ratios were 9.04% and 9.69%, respectively, as of September 30, 2026. Our capital plan and point-in-time capital stress tests indicate that Bank of Marin and Bancorp capital ratios should remain above regulatory well-capitalized and internal policy minimums throughout a five-year forecast horizon and across stress scenarios such as additional unrealized losses on the investment portfolio, additional deposit growth or decline, loan credit quality deterioration, and potential share repurchases.

•Bancorp's tangible common equity to tangible assets ("TCE ratio") was 8.05% as of September 30, 2026, and the Bank's TCE ratio was 8.69%. Bancorp's TCE ratio was 8.35% as of December 31, 2025, and the Bank's TCE ratio was 8.59% as of December 31, 2025.

•The Board of Directors declared a cash dividend of $0.25 per share on October 22, 2026, which represents the 86th consecutive quarterly dividend declared by Bancorp. The dividend is payable on November 12, 2026, to shareholders of record at the close of business on November 5, 2026.

Page-32

RESULTS OF OPERATIONS

Highlights of the financial results are presented in the following tables:

	Three months ended		Nine months ended
(dollars in thousands, except per share data)	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Selected operating data:
Net interest income	$31,400	$30,781	$92,483	$76,256
Provision for (reversal of) credit losses on loans	500	(320)	180	75
Provision for credit losses on unfunded loan commitments	325	—	325	—
Non-interest income (loss)	3,670	3,169	10,673	(10,002)
Non-interest expense	20,571	21,597	64,707	61,287
Net income	9,934	9,246	27,690	3,866
Earnings per common share:
Basic	$0.62	$0.58	$1.74	$0.24
Diluted	$0.62	$0.58	$1.73	$0.24
Performance and other financial ratios:
Return on average assets	1.05%	0.96%	0.96%	0.14%
Return on average equity	9.96%	9.38%	9.34%	1.18%
Return on tangible common equity	12.26%	11.55%	11.50%	1.42%
Tax-equivalent net interest margin	3.48%	3.38%	3.37%	2.86%
Cost of deposits	1.24%	1.28%	1.29%	1.40%
Cost of funds	1.32%	1.36%	1.37%	1.40%
Efficiency ratio	58.65%	63.62%	62.73%	92.50%
Net charge-offs	$21	$39	$7,326	$878
Cash dividend payout ratio on common stock [1]	40.32%	43.10%	43.10%	312.50%
[1] Calculated as dividends on common shares divided by basic net income per common share.

(dollars in thousands, except per share data)	September 30, 2026	December 31, 2025
Selected financial condition data:
Total assets	$3,866,694	$3,904,778
Investment securities	1,215,229	1,327,812
Loans, net of allowance for credit losses on loans	2,121,443	2,090,764
Deposits	3,395,222	3,415,542
Borrowings and other obligations	582	709
Subordinated notes, net of issuance costs	44,006	43,857
Stockholders' equity	379,376	394,654
Book value per share	23.37	24.51
Tangible book value per share[1]	18.81	19.87
Asset quality ratios:
Allowance for credit losses on loans to total loans	1.07%	1.42%
Allowance for credit losses on loans to non-accrual loans	2.37x	1.12x
Non-accrual loans to total loans	0.45%	1.27%
Classified loans (graded substandard and doubtful) as a percentage of total loans	1.63%	1.51%
Capital ratios:
Equity to total assets ratio	9.81%	10.11%
Tangible common equity to tangible assets	8.05%	8.35%
Total capital (to risk-weighted assets)	15.59%	15.25%
Tier 1 capital (to risk-weighted assets)	12.96%	12.34%
Tier 1 capital (to average assets)	9.04%	8.26%
Common equity Tier 1 capital (to risk weighted assets)	12.96%	12.34%
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

Net interest margin is expressed as net interest income divided by average interest-earning assets. Net interest rate spread is the difference between the average rate earned on total interest-earning assets and the average rate incurred on total interest-bearing liabilities. Both of these measures are reported on a taxable-equivalent basis. Net interest margin is the higher of the two because it reflects interest income earned on assets funded with noninterest-bearing sources of funds, which include demand deposits and stockholders’ equity.

Average Statements of Condition and Analysis of Net Interest Income

The following table compares interest income, average interest-earning assets, interest expense, and average interest-bearing liabilities for the periods presented. The tables also present net interest income, net interest margin and net interest rate spread for each period reported.

	Three months ended			Three months ended
	September 30, 2026			June 30, 2026
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning deposits with banks [1]	$149,540	$1,401	3.67%	$176,889	$1,646	3.68%
Investment securities [2,3]	1,285,175	12,960	4.03%	1,329,846	13,465	4.05%
Loans [1,3,4,5]	2,111,760	28,211	5.23%	2,113,964	27,382	5.12%
Total interest-earning assets [1]	3,546,475	42,572	4.70%	3,620,699	42,493	4.64%
Cash and noninterest-bearing due from banks	30,805			32,830
Bank premises and equipment, net	7,960			7,965
Interest receivable and other assets, net	181,258			188,646
Total assets	$3,766,498			$3,850,140
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$242,102	$630	1.03%	$363,579	$1,462	1.61%
Savings accounts	228,289	640	1.11%	235,698	635	1.08%
Money market accounts	1,378,872	8,107	2.33%	1,351,175	7,674	2.28%
Time accounts including CDARS	148,659	832	2.22%	165,017	965	2.35%
Borrowings and other obligations [1]	599	5	3.27%	640	6	3.71%
Subordinated notes, net	43,972	810	7.37%	43,923	817	7.44%
Total interest-bearing liabilities	2,042,493	11,024	2.14%	2,160,032	11,559	2.15%
Demand accounts	1,279,557			1,247,995
Interest payable and other liabilities	48,636			46,785
Stockholders' equity	395,812			395,328
Total liabilities & stockholders' equity	$3,766,498			$3,850,140
Tax-equivalent net interest income/margin [1]		$31,548	3.48%		$30,934	3.38%
Reported net interest income/margin [1]		$31,400	3.46%		$30,781	3.36%
Tax-equivalent net interest rate spread			2.56%			2.49%
Page-34

	Nine months ended			Nine months ended
	September 30, 2026			September 30, 2025
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning deposits with banks [1]	$196,957	$5,439	3.64%	$203,956	$6,768	4.38%
Investment securities [2,3]	1,329,531	40,330	4.04%	1,266,960	26,720	2.81%
Loans [1,3,4,5]	2,113,250	82,239	5.13%	2,072,623	77,614	4.94%
Total interest-earning assets [1]	3,639,738	128,008	4.64%	3,543,539	111,102	4.13%
Cash and noninterest-bearing due from banks	32,038			36,680
Bank premises and equipment, net	7,977			7,232
Interest receivable and other assets, net	188,061			177,830
Total assets	$3,867,814			$3,765,281
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$355,854	$4,131	1.55%	$344,189	$3,817	1.48%
Savings accounts	230,872	1,852	1.07%	223,781	1,720	1.03%
Money market accounts	1,365,773	23,602	2.31%	1,238,686	23,880	2.58%
Time accounts including CDARS	168,582	3,039	2.41%	222,108	4,920	2.96%
Borrowings and other obligations [1]	640	17	3.50%	94	3	3.30%
Subordinated notes, net	43,923	2,435	7.39%	—	—	—%
Total interest-bearing liabilities	2,165,644	35,076	2.17%	2,028,858	34,340	2.26%
Demand accounts	1,257,511			1,253,469
Interest payable and other liabilities	48,281			44,173
Stockholders' equity	396,378			438,781
Total liabilities & stockholders' equity	$3,867,814			$3,765,281
Tax-equivalent net interest income/margin [1]		$92,932	3.37%		$76,761	2.86%
Reported net interest income/margin [1]		$92,483	3.35%		$76,256	2.84%
Tax-equivalent net interest rate spread			2.47%			1.87%
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

[5] Net loan origination costs in interest income totaled $337 thousand and $427 thousand for the three months ended September 30, 2026 and June 30, 2026 and totaled $1.2 million for both the nine months ended September 30, 2026 and 2025, respectively.

Page-35

The following table presents the effects of changes in average balances (volume) or changes in average rates on tax-equivalent net interest income for the periods indicated. Volume variances are equal to the increase or decrease in average balances multiplied by prior period rates. Rate variances are equal to the increase or decrease in rates multiplied by prior period average balances. Mix variances are attributable to the change in yields or rates multiplied by the change in average balances, including one day more in the three months ended September 30, 2026, compared to the three months ended June 30, 2026.

	Three months ended September 30, 2026, compared to three months ended June 30, 2026				Nine months ended September 30, 2026, compared to nine months ended September 30, 2025
(in thousands)	Volume	Yield/Rate	Mix	Total	Volume	Yield/Rate	Mix	Total
Interest-earning deposits with banks	$(254)	$(7)	$16	$(245)	$(232)	$(1,136)	$39	$(1,329)
Investment securities [1]	(452)	(55)	2	(505)	1,320	11,713	577	13,610
Loans [1]	(29)	551	307	829	1,521	3,044	60	4,625
Total interest-earning assets	(735)	489	325	79	2,609	13,621	676	16,906
Interest-bearing transaction accounts	(488)	(527)	183	(832)	129	179	5	313
Savings accounts	(20)	19	6	5	55	75	2	132
Money market accounts	157	184	92	433	2,450	(2,475)	(253)	(278)
Time accounts, including CDARS	(96)	(51)	14	(133)	(1,186)	(917)	222	(1,881)
Borrowings and other obligations	—	(1)	—	(1)	11	—	3	14
Subordinated notes	1	(8)	—	(7)	—	—	2,435	2,435
Total interest-bearing liabilities	(446)	(384)	295	(535)	1,459	(3,138)	2,414	735
Changes in tax-equivalent net interest income	$(289)	$873	$30	$614	$1,150	$16,759	$(1,738)	$16,171
[1] Yields and interest income on tax-exempt securities and loans are presented on a taxable-equivalent basis using the federal statutory rate of 21%.

Third Quarter of 2026 compared to the Second Quarter of 2026

Net interest income totaled $31.4 million for the third quarter of 2026, a $619 thousand increase from the prior quarter. This was driven by an 11 basis point increase in the average loan yields due to growth at higher rates. Also contributing to the increase was the reduction of $527 thousand in interest expense on deposits due to the mixture of relationship pricing and active balance sheet management through one-way sales of deposits.

The tax-equivalent net interest margin increased 10 basis points to 3.48% for the third quarter of 2026, from 3.38% for the prior quarter. The increase is primarily due to the 11 basis point increase in average loan yields, a four basis point decrease in the cost of deposits, and the use of one-way sales of deposits, which improved the mix of assets and liabilities. Newly funded loans were originated at a weighted average rate of 12 basis points higher than prior quarter.

First Nine Months of 2026 compared to the First Nine Months of 2025

Net interest income totaled $92.5 million for the nine months ended September 30, 2026, compared to $76.3 million for the same period in the prior year. The $16.2 million increase from the prior year was primarily due to higher yields in reinvested securities and loans.

The tax-equivalent net interest margin was 3.37% for the nine months ended September 30, 2026, compared to 2.86% for the same period in the prior year. The increase of 51 basis points was primarily attributed to the investment securities repositionings performed in both 2024 and 2025 contributing 46 basis points and lower deposit costs and the mix of deposits contributing 10 basis points, and higher average loan balances and yields contributing nine basis points. These were partially offset by the impact of the subordinated debt, subtracting nine basis points and the reduction in interest-earning deposits at the Federal Reserve Bank, subtracting five basis points.

Market Interest Rates

Market interest rates are, in part, based on the target federal funds interest rate (the interest rate banks charge each other for short-term borrowings) implemented by the Federal Reserve Open Market Committee ("FOMC").

Page-36

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

After holding the range at 3.50%-3.75% for the majority of 2026, the FOMC raised the federal funds rate by 25 basis points, to a range of 3.75%-4.00% in September 2026. We believe the Bank's strong percentage of noninterest-bearing deposits positions it well for a relatively low deposit beta in a rising rate cycle, consistent with the Q1 2022 to Q3 2024 period (29% total deposit beta).

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

The following table shows provisions charged to expense during the periods presented.

	Three months ended		Nine months ended
(dollars in thousands)	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Provision for (reversal of) credit losses on loans	$500	$(320)	$180	$75
Provision for credit losses on unfunded loan commitments	325	—	325	—

We recorded a provision for credit losses on loans of $500 thousand in the third quarter of 2026, driven by higher loan balances. This compared to the reversal of the provision for credit losses on loans of $320 thousand in the prior quarter driven by lower loan balances and improved credit quality in the non-owner occupied commercial real estate portfolio. Non-accrual loans increased during the quarter to $9.7 million, or 0.45% of the loan portfolio, at September 30, 2026, compared to $26.9 million, or 1.27%, at December 31, 2025.

We recorded a provision for credit losses on loans of $180 thousand in the nine months ended September 30, 2026, and recorded a provision for credit losses on loans of $75 thousand in the nine months ended September 30, 2025.

There was a provision for credit losses on unfunded loan commitments of $325 thousand in the third quarter of 2026 and for the nine months ended September 30, 2026, compared to no provision in the prior quarter or nine months ended September 30, 2025, due to an increase in commitments, primarily within construction.

For more information, refer to Note 5, Loans and Allowance for Credit Losses on Loans, to the consolidated financial statements in this Form 10-Q.

Page-37

Non-interest Income (Loss)

The following table details the components of non-interest income (loss).

	Three months ended
(dollars in thousands)	September 30, 2026	June 30, 2026	Amount Change	Percent Change
Service charges on deposit accounts	$814	$563	$251	44.6%
Wealth management and trust services	562	543	19	3.5%
Earnings on bank-owned life insurance, net	445	442	3	0.7%
Dividends on Federal Home Loan Bank stock	398	199	199	100.0%
Debit card interchange fees, net	393	397	(4)	(1.0)%
Merchant interchange fees, net	184	142	42	29.6%
Earnings on bank-owned life insurance death benefits	—	59	(59)	(100.0)%
Other income	874	824	50	6.1%
Total non-interest income	$3,670	$3,169	$501	15.8%

	Nine months ended
(dollars in thousands)	September 30, 2026	September 30, 2025	Amount Change	Percent Change
Service charges on deposit accounts	$1,940	$1,645	$295	17.9%
Wealth management and trust services	1,701	1,739	(38)	(2.2)%
Dividends on Federal Home Loan Bank stock	1,452	1,103	349	31.6%
Earnings on bank-owned life insurance, net	1,375	1,339	36	2.7%
Debit card interchange fees, net	1,152	1,211	(59)	(4.9)%
Earnings on bank-owned life insurance death benefits	538	306	232	75.8%
Merchant interchange fees, net	444	273	171	62.6%
Losses on sale of investment securities	—	(18,736)	18,736	NM
Other income	2,071	1,118	953	85.2%
Total non-interest (loss) income	$10,673	$(10,002)	$20,675	(206.7)%
NM - not meaningful
Third Quarter of 2026 Compared to the Second Quarter of 2026

Non-interest income was $3.7 million for the third quarter of 2026, compared to $3.2 million for the prior quarter. The increase of $501 thousand was primarily due to a $251 thousand increase in service charges on business deposit accounts following the July 1 implementation of an updated pricing strategy designed to better align pricing with service levels. There was also a $199 thousand special dividend received in the quarter on the Federal Home Loan Bank stock. Additionally, within other income there was a $103 thousand increase to $489 thousand from $386 thousand in the prior quarter in one-way sales fee income, earned from placing customer deposit balances with third-party deposit network programs. These were partially offset by the decrease in earnings on bank-owned life insurance death benefits of $59 thousand.

First Nine Months of 2026 Compared to the First Nine Months of 2025

Non-interest income was $10.7 million for the first nine months ended September 30, 2026, compared to a loss of $10.0 million ($8.7 million income, non-GAAP) for the same period of the prior year. The prior year included $18.7 million in pre-tax losses on the sale of investment securities. Excluding those losses, non-interest income increased $1.9 million primarily due to an increase of $884 thousand to $885 thousand from $1 thousand in prior year in one-way sales fee income within other income, $349 thousand earned in dividends including a special dividend on Federal Home Loan Bank stock received, and an increase of $295 thousand earned on service charges on deposit accounts.

Page-38

Non-interest Expense

The following table details the components of non-interest expense.

	Three months ended
(dollars in thousands)	September 30, 2026	June 30, 2026	Amount Change	Percent Change
Salaries and related benefits	$12,144	$12,609	$(465)	(3.7)%
Occupancy and equipment	2,163	2,090	73	3.5%
Professional services	1,239	1,371	(132)	(9.6)%
Data processing	1,222	1,138	84	7.4%
Information technology	511	510	1	0.2%
Federal Deposit Insurance Corporation insurance	316	555	(239)	(43.1)%
Depreciation and amortization	277	270	7	2.6%
Directors' expense	253	261	(8)	(3.1)%
Amortization of core deposit intangible	191	196	(5)	(2.6)%
Charitable contributions	130	190	(60)	(31.6)%
Deposit network fees	99	118	(19)	(16.1)%
Other expense	2,026	2,289	(263)	(11.5)%
Total non-interest expense	$20,571	$21,597	$(1,026)	(4.8)%

	Nine months ended
(dollars in thousands)	September 30, 2026	September 30, 2025	Amount Change	Percent Change
Salaries and related benefits	$38,147	$36,099	$2,048	5.7%
Occupancy and equipment	6,352	6,411	(59)	(0.9)%
Professional services	3,703	2,960	743	25.1%
Data processing	3,588	3,293	295	9.0%
Federal Deposit Insurance Corporation insurance	1,601	1,268	333	26.3%
Information technology	1,536	1,514	22	1.5%
Depreciation and amortization	810	933	(123)	(13.2)%
Directors' expense	799	832	(33)	(4.0)%
Charitable contributions	757	575	182	31.7%
Amortization of core deposit intangible	587	664	(77)	(11.6)%
Deposit network fees	366	349	17	4.9%
Other expense	6,461	6,389	72	1.1%
Total non-interest expense	$64,707	$61,287	$3,420	5.6%
Third Quarter of 2026 Compared to the Second Quarter of 2026

Non-interest expense totaled $20.6 million for the third quarter of 2026, compared to $21.6 million for the prior quarter, a decrease of $1.0 million. This was primarily due to a decrease of $465 thousand in salaries and related benefits which included an adjustment to the incentive accrual as well as the impact of a decreased average number of full-time equivalent employees at the end of the third quarter. There were also decreases of $239 thousand in FDIC insurance mostly due to the improved net income ratio, $263 thousand in other expenses, and $132 thousand in professional services expense mostly related to audit, operations, compliance, information security and accounting fees. This was partially offset by an increase of $84 thousand in data processing expenses due to annual fees paid in the current quarter.

First Nine Months of 2026 Compared to the First Nine Months of 2025

Non-interest expense totaled $64.7 million for the first nine months ending September 30, 2026, compared to $61.3 million for the same period of 2025, an increase of $3.4 million. This was primarily due to an increase of $2.0 million in salaries and benefits. Expenses increased due to a higher full-time employee count and annual salary increases. There were also increases of $743 thousand in professional services expense and $333 thousand in FDIC insurance in the first nine months of 2026.

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

The income tax provision for the third quarter of 2026 totaled $3.7 million at an effective tax rate of 27.4%, compared to a provision of $3.4 million at an effective tax rate of 27.0% in the prior quarter. The increase in the provision for income taxes in the third quarter of 2026 reflected higher pre-tax income as compared to the prior quarter. The increase in the effective tax rate in the third quarter of 2026 was primarily driven by the slight decrease of certain permanent tax adjustments, primarily within tax-exempt loan interest income.

The income tax provision for the first nine months of 2026 totaled $10.3 million at an effective tax rate of 27.0%, compared to an income tax provision of $1.0 million at an effective tax rate of 21.0% for the first nine months of 2025. The increase in the provision for income taxes and effective tax rate in the first nine months of 2026, as compared to the same period a year ago, was primarily due to an increase of $33.1 million in pre-tax income.

On June 27, 2025, Senate Bill 132 (“SB 132”) was passed and signed into law by Governor Newsom. Effective for taxable years beginning on or after January 1, 2025, SB 132 amends California Revenue & Tax Code (“CRTC”) to require financial institutions to apportion income using the single sales factor formula. Prior to this change, these businesses were required by CRTC Sec. 25128(b) to use an evenly weighted three-factor apportionment formula contemplating a payroll factor, property factor, and sales factor. This law does not have a material impact on the company’s tax expense as of September 30, 2026.

On July 4, 2025, the Trump Administration signed and enacted the One Big Beautiful Bill Act ("the Act") into law. Except for certain provisions, the Act is effective for tax years beginning on or after January 1, 2025. The tax and spending legislation permanently extends key business tax breaks originally enacted under the 2017 Tax Cuts and Jobs Act. The company evaluated the impact of the Act on income tax expense, deferred tax assets and liabilities, and related valuation allowances. This law did not have a material impact on the company's tax expense as of September 30, 2026.

We file a consolidated return in the U.S. federal tax jurisdiction and combined returns in the states of California and New Jersey due to interest on purchased auto loans registered in New Jersey. There were no ongoing federal or state income tax examinations at the time of the issuance of this report. As of September 30, 2026, neither the Bank nor Bancorp had accruals for interest or penalties related to unrecognized tax benefits.

Page-40

FINANCIAL CONDITION SUMMARY

Cash, Cash Equivalents and Restricted Cash

Total cash, cash equivalents and restricted cash were $265.3 million at September 30, 2026, an increase of $40.0 million compared to $225.3 million at December 31, 2025, driven by proceeds from paydowns and maturities of investment securities of $189.2 million, loan payoffs and paydowns of $133.4 million, $62.6 million in amortization of principal, and $29.5 million in increased cash from operations, partially offset by $187.2 million in loan fundings, purchases of investment securities of $124.1 million, the loan pool purchase of $31.1 million, $20.3 million from a net decrease in deposits, and dividends of $12.1 million to shareholders.

Investment Securities

The investment securities portfolio totaled $1.215 billion at September 30, 2026, a decrease of $112.6 million from $1.328 billion at December 31, 2025. The decrease was primarily due to principal repayments and calls/maturities totaling $189.2 million, and an increase of $47.7 million in unrealized losses on available-for-sale ("AFS") securities, partially offset by purchases of AFS securities of $124.1 million.

The portfolio is eligible for pledging to FHLB or the Federal Reserve as collateral for borrowing and is comprised of high credit quality investments with a weighted average effective duration of 3.0. The portfolio generates cash flows monthly from interest, principal amortization and payoffs, which supports the Bank's liquidity. Those cash flows totaled $64.4 million and $92.1 million in the third quarter of 2026 and the second quarter of 2026, respectively. Refer to Note 4, Investment Securities, to the consolidated financial statements in this Form 10-Q.

The following table summarizes our investment in obligations of state and political subdivisions at September 30, 2026, and December 31, 2025.

	September 30, 2026			December 31, 2025
(dollars in thousands)	Amortized Cost	Fair Value	% of Total State and Political Subdivisions	Amortized Cost	Fair Value	% of Total State and Political Subdivisions
Within California:
General obligation bonds	$9,979	$7,716	17.2%	$9,981	$8,359	16.3%
Revenue bonds	—	—	—	—	—	—
Total within California	9,979	7,716	17.2	9,981	8,359	16.3
Outside California:
General obligation bonds	37,199	29,796	64.1	40,352	35,985	65.9
Revenue bonds	10,834	8,518	18.7	10,881	9,544	17.8
Total outside California	48,033	38,314	82.8	51,233	45,529	83.7
Total obligations of state and political subdivisions	$58,012	$46,030	100.0%	$61,214	$53,888	100.0%
Percent of investment portfolio	4.5%	3.8%		4.5%	4.1%
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
Page-41

•Credit ratings by major credit rating agencies

Loans and Credit Quality

Loans totaled $2.144 billion as of September 30, 2026, compared to $2.121 billion as of December 31, 2025 with an increase of $23.5 million. See the rollforward of loan balances below.

	Three months ended		Nine months ended
(in millions; unaudited)	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Gross loans beginning balance	$2,101.0	$2,115.7	$2,120.9	$2,083.3
Newly funded	63.6	62.8	187.2	167.0
New total commitments[1]	102.4	98.4	281.3	232.5
Purchased	31.1	—	31.1	0.2
Net increase (decrease) in line of credit utilization	2.5	14.5	17.6	(3.2)
Payoffs	(31.6)	(71.2)	(133.4)	(95.9)
Charge-offs	—	—	(7.3)	(0.9)
Note sales	—	—	(9.1)	—
Amortization	(22.2)	(20.8)	(62.6)	(60.1)
Gross loans ending balance	$2,144.4	$2,101.0	$2,144.4	$2,090.4
Weighted average rate
Newly funded	6.65%	6.53%	6.37%	6.32%
Payoffs	5.93%	5.86%	5.76%	6.09%
Spread	0.72%	0.67%	0.61%	0.23%
[1] New total commitments include both newly funded loans and new unfunded commitments

For the nine months ending September 30, 2026, loans originated were $281.3 million ($187.2 million funded) compared to $232.5 million ($167.0 million funded) in the same period of the prior year.

Payoffs in the nine months ending September 30, 2026 were $133.4 million, compared to $95.9 million in the prior year, including a significant increase in the second quarter of 2026, mostly related to planned exits and customer asset sales. In addition, net utilization of credit lines increased to $17.6 million during the nine months ended September 30, 2026, compared to the net decrease in utilization of credit lines of $3.2 million in the prior year.

There were significant improvements to non-accrual balances in the first nine months of 2026 which declined by $17.2 million during that time to $9.7 million, or 0.45% of total loans, compared to $26.9 million, or 1.27%, at December 31, 2025. The reduction was driven primarily by the sale of two non-owner occupied commercial real estate loans totaling $16.3 million in the first quarter of 2026 with continued payoffs in the second and third quarters.

Classified loans increased by $2.9 million during the first nine months of 2026 to $35.0 million from $32.1 million at December 31, 2025. This was driven primarily by downgrades totaling $26.8 million including a $14.1 million owner-occupied commercial real estate relationship downgraded in the third quarter facing a borrower-specific challenge. The loan is well-collateralized, the borrower is paying as agreed, and there is no expected loss potential. Partially offsetting the increase were the sales of the two non‑owner occupied commercial real estate loans in the first quarter, referenced above, reducing the balance by $16.3 million, payoffs of $5.8 million, and upgrades and paydowns of $775 thousand and $617 thousand, respectively. The Bank remains disciplined and proactive in our credit management approach with close monitoring and active resolution efforts across the portfolio.

Accruing loans past due 30 to 89 days totaled $2.6 million at September 30, 2026, down from $2.8 million at December 31, 2025.

Loans designated as special mention, which are not considered adversely classified, decreased to $65.1 million at September 30, 2026, compared to $118.0 million at December 31, 2025. The $53.0 million net decrease reflects $27.6 million in upgrades, $24.3 million in payoffs, $23.3 million in downgrades out of the category and $2.4 million in contractual amortization and payoffs, partially offset by $24.6 million that migrated into special mention.

Net charge-offs totaled $7.3 million in the first nine months of 2026 compared to $878 thousand in the prior year during the same time period. Approximately $7.2 million of the charge‑offs were related to the two non-accrual
Page-42

loans totaling $16.3 million that were sold in the first quarter of 2026. These charge‑offs were fully offset by specific reserves that were already in place for the two loans.

For more information, refer to Note 5, Loans and Allowance for Credit Losses on Loans, to the consolidated financial statements in this Form 10-Q.

Liabilities - Deposits and Borrowings

During the first nine months of 2026, total liabilities decreased by $22.8 million to $3.487 billion. Deposits totaled $3.395 billion at September 30, 2026, a decrease of $20.3 million, compared to $3.416 billion at December 31, 2025.

Interest-bearing transaction accounts decreased by $170.2 million while money market accounts increased by $191.8 million as a result of the transfer of approximately $170 million in reciprocal deposits between account types in the second quarter. The overall decrease in deposits was primarily attributable to a small number of relationships and reflected seasonal customer activity and investment policy decisions, rather than broader changes in deposit trends. As of September 30, 2026, total one-way sales balances were zero although the Bank strategically sold an average of $130.6 million during the third quarter and $93.7 million during the second quarter, which enhanced non-interest income and net interest margin. Noninterest-bearing deposits continued to make up a strong 37.8% of total deposits at September 30, 2026, an increase from 36.7% at December 31, 2025.

The Bank had no outstanding short-term borrowings at September 30, 2026, and December 31, 2025. Net available funding sources, including unrestricted cash, unencumbered available-for-sale securities, and total available borrowing capacity was $2.162 billion, or 64% of total deposits and 178.5% of estimated uninsured and/or uncollateralized deposits as of September 30, 2026.

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

Management reviews capital ratios on a regular basis and produces a five-year capital plan semi-annually to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet our anticipated future needs.  Stress tests are performed on capital ratios and include scenarios such as additional unrealized losses on the investment portfolio, additional deposit growth, loan credit quality deterioration, and potential share repurchases. For all periods presented, the Bank’s ratios exceed the regulatory definition of “well-capitalized” under the regulatory framework for prompt corrective action and Bancorp’s ratios exceed the required minimum ratios to be considered a well-capitalized bank holding company. In addition, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action as of September 30, 2026. There are no conditions or events since that notification that management believes have changed the Bank’s categories and we expect the Bank to remain well capitalized for prompt corrective action purposes.

The total risk-based capital ratio for Bancorp was 15.59% at September 30, 2026, compared to 15.25% at December 31, 2025. The total risk-based capital ratio for the Bank was 14.83% at September 30, 2026, compared to 13.90% at December 31, 2025.

The Bancorp’s and Bank’s capital adequacy ratios as of September 30, 2026 and December 31, 2025 are presented in the following tables.
Page-43

Bancorp Capital Ratios (dollars in thousands)	Actual		Regulatory Minimum Plus Capital Conservation Buffer [1]		Threshold to be a Well Capitalized Bank Holding Company
September 30, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$404,044	15.59%	$272,127	10.50%	$259,169	10.00%
Tier 1 Capital (to risk-weighted assets)	$335,862	12.96%	$220,280	8.50%	$207,322	8.00%
Tier 1 Leverage Capital (to average assets)	$335,862	9.04%	$148,612	4.00%	$185,764	5.00%
Common Equity Tier 1 (to risk-weighted assets)	$335,862	12.96%	$181,407	7.00%	$168,449	6.50%
December 31, 2025
Total Capital (to risk-weighted assets)	$392,305	15.25%	$270,111	10.50%	$257,249	10.00%
Tier 1 Capital (to risk-weighted assets)	$317,501	12.34%	$218,700	8.50%	$205,835	8.00%
Tier 1 Leverage Capital (to average assets)	$317,501	8.26%	$153,754	4.00%	$192,192	5.00%
Common Equity Tier 1 (to risk-weighted assets)	$317,501	12.34%	$180,106	7.00%	$167,241	6.50%

Bank Capital Ratios (dollars in thousands)	Actual		Regulatory Minimum Plus Capital Conservation Buffer [1]		Threshold to be Well Capitalized under Prompt Corrective Action Provisions
September 30, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$384,230	14.83%	$272,044	10.50%	$259,090	10.00%
Tier 1 Capital (to risk-weighted assets)	$360,054	13.89%	$220,336	8.50%	$207,375	8.00%
Tier 1 Leverage Capital (to average assets)	$360,054	9.69%	$148,629	4.00%	$185,786	5.00%
Common Equity Tier 1 (to risk-weighted assets)	$360,054	13.89%	$181,453	7.00%	$168,492	6.50%
December 31, 2025
Total Capital (to risk-weighted assets)	$357,407	13.90%	$269,984	10.50%	$257,127	10.00%
Tier 1 Capital (to risk-weighted assets)	$326,460	12.69%	$218,669	8.50%	$205,806	8.00%
Tier 1 Leverage Capital (to average assets)	$326,460	8.49%	$153,809	4.00%	$192,262	5.00%
Common Equity Tier 1 (to risk-weighted assets)	$326,460	12.69%	$180,081	7.00%	$167,218	6.50%
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

Net available contingent funding sources, including unrestricted cash, unencumbered available-for-sale securities and total available borrowing capacity totaled $2.162 billion or 64% of total deposits and 178.5% of estimated uninsured and/or uncollateralized deposits as of September 30, 2026.

Page-44

The following table details the components of our contingent liquidity sources as of September 30, 2026.

(in thousands)	Total Available	Amount Used	Net Availability
Internal Sources
Unrestricted cash [1]	$247,189	$—	$247,189
Unencumbered securities[2]	518,671	—	518,671
External Sources
FHLB line of credit	964,026	—	964,026
FRB line of credit	291,750	—	291,750
Lines of credit at correspondent banks	140,000	—	140,000
Total Liquidity	$2,161,636	$—	$2,161,636
1 Excludes cash items in transit.
2Fair market value, net of 5% haircut
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
Our cash and cash equivalents increased $40.0 million in the first nine months of 2026. The most significant sources of liquidity during the first nine months of 2026 were $189.2 million from principal paydowns, calls and maturities of investment securities, loan payoffs and paydowns of $133.4 million, $62.6 million in amortization of principal, and $29.5 million in net cash provided by operating activities. In addition, there were proceeds from loan sales of $9.1 million.

Significant uses of liquidity during the nine months ended September 30, 2026, were $187.2 million in organic loan fundings, $124.1 million in investment securities purchased, $31.1 million in loan purchases, $20.3 million from net decrease of deposits, net loan line utilization of $17.6 million and $12.1 million in cash dividends paid on common stock to our shareholders. Refer to the Consolidated Statements of Cash Flows in this Form 10-Q for additional information on our sources and uses of liquidity. Management anticipates that our current strong liquidity position, as detailed in this report, and contingent funding sources outlined in the table above are adequate to support our operational needs.

Unfunded credit commitments, as discussed in Note 8 to the consolidated financial statements in this Form 10-Q, totaled $489.4 million at September 30, 2026. We expect to fund these commitments to the extent utilized primarily through the repayment of existing loans, principal paydowns of investment securities, and liquid assets.

Over the next twelve months, $136.8 million of time deposits will mature. We expect that a high percentage of these funds will remain with the Bank either through renewals or shifts to other deposit products. Any outflows can be absorbed by the Bank's excess liquidity. We believe our emphasis on local deposits, combined with our immediately available funding sources, provides a very stable base for our liquidity needs.

We had no outstanding short term borrowings under our credit facilities at September 30, 2026, and at December 31, 2025, as discussed in Note 6, Borrowings and Other Obligations, to the Consolidated Financial Statements in this Form 10-Q. We issued Fixed-to-Floating Subordinated Notes of $45.0 million with a final maturity date of December 1, 2035, during 2025, to certain investors in a private placement, to strengthen our capital ratios as part of our balance sheet repositioning, as discussed in Note 9 to the Consolidated Financial Statements. At September 30, 2026, the balance of the 2035 Notes included in the Company’s Consolidated Statements of Condition, net of debt issuance cost, was $44.0 million.

Page-45

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

The primary uses of funds for Bancorp are shareholder dividends, subordinated notes servicing, share repurchases and ordinary operating expenses.  Bancorp held $20.5 million in cash at September 30, 2026, which is expected to cover cash needs through the second quarter of 2027.

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

Page-46

Reconciliation of GAAP and Non-GAAP Financial Measures

(in thousands, except per share amounts; unaudited)	Three months ended		Nine months ended
Pre-tax, pre-provision net income	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Income before (benefit from) provision for income taxes	$13,674	$12,673	$37,944	$4,892
Provision for (reversal of) credit losses on loans	500	(320)	180	75
Provision for credit losses on unfunded loan commitments	325	—	325	—
Pre-tax, pre-provision net income (GAAP)	14,499	12,353	38,449	4,967
Adjustments:
Losses on sale of investment securities from portfolio repositioning	—	—	—	18,736
Comparable pre-tax, pre-provision net income (non-GAAP)	$14,499	$12,353	$38,449	$23,703
Net income
Net income (GAAP)	$9,934	$9,246	$27,690	$3,866
Adjustments:
Losses on sale of investment securities from portfolio repositioning	—	—	—	18,736
Related income tax benefit[1]	—	—	—	(5,538)
Adjustments, net of taxes	—	—	—	13,198
Comparable net income (non-GAAP)	$9,934	$9,246	$27,690	$17,064
Diluted earnings per share
Weighted average diluted shares	16,040	15,991	16,003	15,979
Diluted earnings per share (GAAP)	$0.62	$0.58	$1.73	$0.24
Comparable diluted earnings per share (non-GAAP)	$0.62	$0.58	$1.73	$1.07
Return on average assets
Average assets	$3,766,498	$3,850,140	$3,867,814	$3,765,281
Return on average assets (GAAP)	1.05%	0.96%	0.96%	0.14%
Comparable return on average assets (non-GAAP)	1.05%	0.96%	0.96%	0.61%
Return on average equity
Average stockholders' equity	$395,812	$395,328	$396,378	$438,781
Return on average equity (GAAP)	9.96%	9.38%	9.34%	1.18%
Comparable return on average equity (non-GAAP)	9.96%	9.38%	9.34%	5.20%
Return on average tangible common equity
Average stockholders' equity	$395,812	$395,328	$396,378	$438,781
Less: Average goodwill and intangibles	74,192	74,393	74,390	75,226
Average tangible common equity	321,620	320,935	321,988	363,555
Return on average tangible common equity (GAAP)	12.26%	11.55%	11.50%	1.42%
Comparable return on average tangible common equity (non-GAAP)	12.26%	11.55%	11.50%	6.28%
Efficiency ratio
Non-interest expense	$20,571	$21,597	$64,707	$61,287
Net interest income	31,400	30,781	92,483	76,256
Non-interest income (loss) (GAAP)	3,670	3,169	10,673	(10,002)
Losses on sale of investment securities from portfolio repositioning	—	—	—	18,736
Non-interest income (non-GAAP)	$3,670	$3,169	$10,673	$8,734
Efficiency ratio (GAAP)	58.65%	63.62%	62.73%	92.50%
Comparable efficiency ratio (non-GAAP)	58.65%	63.62%	62.73%	72.11%
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

Page-47

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

ALCO and the Board of Directors review our exposure to interest rate risk at least quarterly. We use simulation models to measure interest rate risk and to evaluate strategies to improve profitability in the context of policy guidelines. A simplified statement of condition is prepared on a quarterly basis as a starting point, using instrument level data of our actual loans, investments, borrowings and deposits as inputs. If potential changes to net equity value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, management may adjust the asset and liability mix to bring the risk position within approved limits or take other actions. Governing policies are subject to review by regulators and are updated to incorporate their observations and adapt to changes in idiosyncratic and systemic risks. As of September 30, 2026, interest rate risk was within the policy guidelines established by ALCO and the Board. One set of interest rates modeled and evaluated against flat interest rates and a static balance sheet is a series of immediate parallel shifts in the yield curve. Our most recent analysis of our interest rate sensitivity is provided in the following table as an example rather than an expectation of likely interest rate movements.

Immediate Changes in Interest Rates (in basis points)	Estimated Change in Net Interest Income in Year 1, as Percent of Net Interest Income	Estimated Change in Net Interest Income in Year 2, as Percent of Net Interest Income
up 400	(1.7)%	9.4%
up 300	(1.1)%	7.4%
up 200	(0.6)%	5.1%
up 100	(0.1)%	3.0%
down 100	(2.6)%	(5.4)%
down 200	(4.9)%	(9.2)%
down 300	(7.5)%	(13.7)%
down 400	(9.5)%	(17.6)%

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

The above tables reflect deposit betas of up to 68%, averaging 45%, for rates paid on non-maturity interest-bearing deposits in rising rate scenarios. Deposit betas of up to 68%, averaging 29%, are applied to rates paid on non-maturity interest-bearing deposits in falling rate scenarios. However, deposit pricing is actively managed at the relationship level and closely monitored to balance customer needs with the bank's deposit expenses. The actual rates and timing of prepayments on loans and investment securities could vary significantly from the assumptions applied in the various scenarios. Lastly, uneven changes in different tenors of U.S. Treasury rates that result in changes to the shape of the yield curve could produce different results from those presented in the table. While not presented here, interest rate risk scenarios may also include yield curve ramps, steepening, flattening and twists. Accordingly, the results presented should not be relied upon as indicative of actual results in the event of changing market interest rates.

Page-48

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

Previously Identified Material Weakness

As previously reported in our Annual Report on Form 10-K filed with the SEC on March 13, 2026, we identified a material weakness in internal control over financial reporting. Management did not design and implement adequate control activities related to the accounting for and classification of certain reciprocal deposits and transactions. This material weakness resulted from ineffective controls over the accounting for and classification of reciprocal network deposits. This resulted in (i) a material misclassification of deposits within the Consolidated Statements of Condition between interest-bearing deposits and noninterest-bearing deposits and (ii) an immaterial misclassification of expenses within the Consolidated Statements of Comprehensive (Loss) Income, between interest expense and non-interest expense, with no impact to net (loss) income. This required a restatement of our annual consolidated financial statements for the years ended December 31, 2024 and 2023, and our unaudited interim condensed consolidated financial statements for the quarters ended September 30, 2025, June 30, 2025, March 31, 2025, September 30, 2024, June 30, 2024, and March 31, 2024. While only the statement of condition misclassification was significant enough to result in the material misstatement, management chose to revise the statement of comprehensive (loss) income as well for the affected periods in order to provide a more complete picture.

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

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, during the quarter ended September 30, 2026, there were no significant changes that materially affected, or are reasonably likely to affect, our internal control over financial reporting. The term internal control over financial reporting, as defined by Rule 15d-15(f) of the Act, is a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and affected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Page-49

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

Issuer Purchases of Equity Securities

On July 24, 2025, the board of directors authorized the repurchase of up to $25.0 million of its common stock effective July 24, 2025 through July 31, 2027. The only activity under the program was in the third quarter of 2025. Cumulative shares repurchased under the current program total 50,000 shares at an average price of $22.33 per share, with $23.9 million remaining available as of September 30, 2026. Bancorp opted not to repurchase shares in the first, second or third quarter of 2026.

ITEM 3       Defaults upon Senior Securities
None.

ITEM 4      Mine Safety Disclosures
Not applicable.

ITEM 5      Other Information
Not applicable.
Page-50

ITEM 6       Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to filings previously made with the SEC.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.01	Articles of Incorporation, as amended	S-4	333-257025	3.01	June 11, 2021
3.02	Bylaws, as amended	S-4	333-257025	3.02	June 11, 2021
4.1	6.750% Fixed-to-Floating Rate Subordinated Note due December 1, 2035	8-K	001-33572	4.1	November 19, 2025
4.01	Description of Capital Stock	10-K	001-33572	4.01	March 16, 2023
10.1	Subordinated Note Purchase Agreement, dated as of November 19, 2025	8-K	001-33572	10.1	November 19, 2025
10.01	Employee Stock Ownership Plan	S-8	333-218274	4.1	May 26, 2017
10.02	2017 Employee Stock Purchase Plan	S-8	333-221219	4.1	October 30, 2017
10.03	2017 Equity Plan, as amended	S-8	333-227840	4.1	October 15, 2018
10.04	2020 Director Stock Plan	S-8	333-239555	4.1	June 30, 2020
10.05	Form of Indemnification Agreement for Directors and Executive Officers, dated August 9, 2007	10-Q	001-33572	10.06	November 7, 2007
10.06	2010 Annual Individual Incentive Compensation Plan, revised 2019	10-K	001-33572	10.07	March 15, 2021
10.07	Salary Continuation Agreement for executive officer Tani Girton, Chief Financial Officer, dated October 18, 2013	8-K	001-33572	10.2	November 4, 2014
10.08	2007 Form of Change in Control Agreement	8-K	001-33572	10.1	October 31, 2007
10.09	Director Deferred Fee Plan, dated December 17, 2020	10-K	001-33572	10.13	March 15, 2021
10.10	Employment Agreement with Timothy Myers, dated September 23, 2021	8-K	001-33572	10.1	September 24, 2021
10.11	Salary Continuation Agreement, as amended for executive officer Timothy Myers, Chief Executive Officer, dated January 1, 2022	8-K	001-33572	10.1	December 21, 2022
10.13	Salary Continuation Agreement for executive officer Misako Stewart, Chief Credit Officer, dated January 1, 2022	8-K	001-33572	10.3	December 21, 2022
10.15	Salary Continuation Agreement by and between Bank of Marin and Dave Bonaccorso, dated January 2, 2025	8-K	001-33572	10.10	January 2, 2025
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.01	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					Filed
101.INS	Inline XBRL Instance Document					Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document					Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					Filed
Page-51

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of Marin Bancorp
(registrant)

November 5, 2026	/s/ Timothy D. Myers
Date	Timothy D. Myers
President and Chief Executive Officer
(Principal Executive Officer)

November 5, 2026	/s/ David Bonaccorso
Date	David Bonaccorso
Executive Vice President &
Chief Financial Officer

November 5, 2026	/s/ Susan Ramirez
Date	Susan Ramirez
First Vice President & Controller
(Principal Accounting Officer)

Page-52